Form 10QSB
period 1995-06-04
GLASSMASTER CO
filed 1995-07-12
CIK 109870

                            SECURITIES AND EXCHANGE COMMISSION

                                    Washington DC 20549

                                        FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended    June 4, 1995   .
                                     ------------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                            Commission file number    0-2331
                                                      ------------
                             GLASSMASTER COMPANY
- - ----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          South Carolina                                    57-0283724
- - ------------------------------------------           -----------------------
 (State or other jurisdiction of                       (IRS Employer
  Incorporation of organization                         Identification No.)

        PO Box 788, Lexington SC                              29071
- - ------------------------------------------           -----------------------
 (Address of principal executive offices)                   (Zip Code)

Issuer's Telephone Number, including area code:              803-359-2594
                                                 ---------------------------
                                     No Change
- - ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

  (1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
            YES   X    NO
                -----     -----
  (2)       Has been subject to such filing requirements for the past 90 days
            YES   X    NO
                -----     -----
Common shares outstanding June 4, 1995:        1,601,737 par value $0.03
                                         -----------------------------------

                                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       Glassmaster Company
                             Consolidated Comparative Balance Sheet
                                           (Thousands)

                                                      June 4, 1995
                                                       (Unaudited)       August 31, 1994
                                                  ------------------   ------------------
                              ASSETS
Current Assets:
   Cash                                                      $   120             $    91
   Accounts Receivable (Net of Reserve)                        4,391               2,910
   Other Current Receivables                                     172                 364
   Inventories:
      Raw Materials                                $ 1,925             $ 1,176
      Work in Process                                  526                 399
      Finished Products                                681     3,132       407     1,982
   Prepaid Expenses and Other Current Assets       -------        57   -------         8
                                                             --------            -------
               Total Current Assets                            7,872               5,355

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                            5,580               4,339

Other Assets
   CSV Life Insurance and Other Unamortized Assets               235                 284
                                                             --------            -------
Total Assets                                                 $13,687             $ 9,978
                                                             ========            =======
             LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
   Accounts Payable                                          $ 2,424             $ 1,424
   Accrued Expenses                                              423                 438
   Accrued Income Taxes                                          (86)                224
   Deferred Income Taxes                                          28                  28
   Notes & Mortgages Payable                                   3,741               1,942
                                                             --------            -------
               Total Current Liabilities                       6,530               4,056

Long Term Liabilities
   Notes & Mtges, Due After One Year               $ 3,265             $ 2,546
   Deferred Income Taxes                               433     3,698       263     2,809
                                                   -------   --------  -------    ------
Total Liabilities                                             10,228               6,865

Stockholders' Equity
   Capital Stock (Authorized 5,000,00 Shares $0.03
      Par -  1,601,737 (1995), 1,582,329 (1994)
      Shares Issued and Outstanding                $    48             $    48
   Paid-In Capital                                   1,323               1,264
   Donated Capital                                     124                 124
   Retained Earnings                                 1,964     3,459     1,677     3,113
                                                   -------   --------  -------   -------
Total Liabilities and Equity                                 $13,687             $ 9,978
                                                             ========            =======

                                       Glassmaster Company
                            Consolidated Comparative Income Statement
                       (In thousands except per share amounts)(Unaudited)

                                               Three Months Ended      Nine Months Ended
                                               June 4,   May 29,       June 4,   May 29,
                                                1995      1994          1995      1994
                                             --------------------    -------------------
Net Sales                                       $ 6,531   $ 6,301       $18,400  $17,070
   Cost of Sales                                  5,615     4,937        15,311   13,420
                                                --------  -------       -------  -------
Gross Profit                                        916     1,364         3,089    3,650

Expenses:
   Selling                                          297       261           902      775
   General and Administrative                       285       235           855      671
   Other Income and Expense - Net                   243       308           776      822
                                                --------  -------       -------  -------
Total Expenses                                      825       804         2,533    2,268

Income From Operations                               91       560           556    1,382
   Interest Expense                                 151       105           396      301
                                                --------  -------      --------  -------
Income Before Income Taxes and
Extraordinary Item                                  (60)      455           160    1,081
   Income Taxes                                     (19)      174            64      400
                                                --------  -------      --------  -------
Income Before Extraordinary Item                    (41)      281            96      681

   Extraordinary Gain - Storm Damage
   (Net of Income Taxes of $170,772)                  0        0            287        0
                                                --------  -------      --------  -------
Net Income                                      $   (41)  $   281      $    383  $   681
                                                ========  =======      ========  =======




Net Income Per Share (1,577,329 Shares)                   $  0.18                $  0.43

Net Income Per Share (1,601,737 Shares)        $  (0.03)               $   0.24

Dividends Paid Per Share                       $   0.00   $  0.00      $   0.06  $  0.05
                                               =========  =======      ========  =======

                                       Glassmaster Company
                              Consolidated Statement of Cash Flows
                                     (Thousands)(Unaudited)

                                                             Nine Months Ended
                                                        June 4, 1995       May 29, 1994
                                                       --------------     --------------
Cash Flows From Operating Activities
   Net Income                                             $   383            $   681
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                            551                385
      Amortization                                              6                 15
      Loss on Disposal of Assets                               45                 45
      Increase in Deferred Income Taxes                       171                  0
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                (1,317)            (1,044)
         Decrease (Increase) in Inventories                (1,149)              (408)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                               (21)                (4)
         Increase (Decrease) in Accounts Payable            1,140                142
         Increase (Decrease) in Accrued Expenses             (466)               335
                                                          --------           --------
Net Cash Provided (Used) By Operating Activities             (657)               147
                                                          --------           --------
Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                    1,835                442
   Disposal of Fixed Assets - Net Book Value                  (42)                 0
   Increase (Decrease) in CSV Life Insurance                   (1)                 9
   Additional Investment in Other Assets                        3                  0
   Payment of Dividend                                         96                 79
                                                          --------           --------
Net Cash Used By Investing Activities                       1,891                530
                                                          --------           --------
Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                     13                 16
   Proceeds from Conversion of Debentures to Common Stock      47                  0
   Proceeds from Short-Term Borrowings                        648                100
   Repayment of Short-Term Borrowings                        (599)              (167)
   Proceeds from Long-Term Obligations                      1,430                116
   Repayment of Long-Term Obligations                        (712)              (391)
   Net Increase (Decrease) in Short-Term Revolving
     Line of Credit                                         1,750                739
                                                          --------           --------
Net Cash Provided By Financing Activities                   2,577                413
                                                          --------           --------
Net Increase (Decrease) In Cash                                29                 30

Cash At Beginning of Period                                    91                115
                                                          --------           --------
Cash At End of Period                                     $   120            $   145
                                                          ========           ========
Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                $   436            $   332
      Income Taxes                                            375                129

                                    Glassmaster Company
                        Notes to Consolidated Financial Statements
                                        (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 4, 1995 are not necessarily indicative of the results that may be expected for the year ended August 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1994. Certain prior year amounts may have been reclassified to conform with the 1995 presentation.

Item 2.  Management's Discussion and Analysis

RESULT OF OPERATIONS

Net sales for the third quarter ended June 4, 1995 were $6,530,810, an increase of approximately 4% when compared to the third quarter of the 1994 fiscal year. Year-to-date sales of $18,400,279 are 8% ahead of last year's nine-month period sales of $17,070,554. The increase in third quarter sales can be attributed to a 35% increase in sales by the Company's wholly-owned subsidiary, Glassmaster Controls Co. ("Controls"). Monofilament Division sales were unchanged when compared with the prior year quarter and Industrial Products Division sales decreased by approximately 7% versus last year's third quarter sales. Year-to-date sales have increased when compared to the prior year due to a 26% increase in sales by Controls and a 7% increase in sales at Monofilament. Industrial Products year-to-date sales have decreased by 9% when compared to last year's nine-month period. Customer orders for current period shipments as of the end of the third quarter are 63% ahead of the prior year at Controls while orders on hand are 4% lower at Industrial Products and 35% less than the prior year at Monofilament.

Gross profit margins from third quarter sales were 14% compared to 21.6% during the third quarter of the prior fiscal year and 18.6% in the second quarter of this fiscal year. Year-to-date gross profit has declined from 21.4% of last year's sales to 16.8% of sales through the first nine months of the current fiscal year. The decrease in profit margins during the third quarter can be attributed primarily to increases in raw material costs at each of the operating divisions. Producers of engineering resins have raised prices consistently since January 1, 1995. These price increases had a particularly negative impact on Monofilament gross margins due to the inability to raise selling prices along some product lines because of pricing committments to certain customers on shipments through July, 1995. Adjustments to selling prices will have been made along all product lines by the end of the fiscal year attempting to pass along these higher costs.

Year-to-date gross margins have been impacted by the aforementioned material cost increases and by manufacturing inefficiencies at Controls that resulted from the relocation to a new facility during the first and second quarters.

Selling expenses are slightly higher this year to date as a percent of sales compared to last year primarily due to increased product delivery costs at Monofilament and increased advertising at Industrial Products. General and Administrative and Other expenses are higher due to increased costs associated with employee benefit plans. Interest Expense has increased 31% year to date compared to last year due to higher average interest rates and additional debt at Controls necessary to finance building and equipment acquisitions and provide additional working capital required.

Third quarter Income (Loss) Before Taxes and Extraordinary Items was ($60,214) this year compared to $454,667 last year with year-to-date totals of $160,126 this year and $1,081,748 last year. The Provision for Income Taxes was $63,934 through the first nine months of this fiscal year compared to $400,620 last year. The Net Consolidated Loss for the third quarter was ($40,717) versus last year's third quarter net income of $280,960. Year-to-date Net Income of $383,253 this year compares to $681,128 last year.




LIQUIDITY AND CAPITAL RESOURCES

The working capital of the company improved by $255,000 during the third quarter primarily due to the conversion of short-term revolver debt to long-term debt at Controls. Working Capital as of the end of the third quarter totaled $1,343,000, an increase of $119,000 compared to the prior year third quarter. The company has invested approximately $1.8 million in buildings, equipment, and tooling during the current fiscal year primarily to add productive capacity at Monofilament and Controls. These capital additions have been funded primarily by additional long-term debt ($1.4 million) with the balance funded by working capital generated by operations.

Increases in outstanding Accounts Receivable ($1.3 million) and Inventories ($1.2 million) during the first three quarters of this fiscal year led to a net increase in Operating Assets and Liabilities of $1.8 million (see Consolidated Statement of Cash Flows). This increased working capital requirement has been funded primarily by short-term revolving credit facilities secured by receivables and inventories. In South Carolina, the Receivables and Inventory Financing Agreement provides for a revolving line of credit of up to $4.0 million. As of June 4, 1995, total borrowings against this credit line were $2.5 million. In Michigan, Glassmaster Controls Company has in place a similar revolving credit line of up to $500,000 and is secured by accounts receivable. As of June 4, 1995, borrowings outstanding against this line of credit were $75,000.

The Company currently anticipates that its cash requirements during the remainder of this fiscal year will be provided by operating activities and from existing and committed credit facilities.

                                    Glassmaster Company
                                       Lexington SC


                                PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits.

              Exhibit No. 27 - Financial Data Schedule

        b)  Reports on Form 8-K.

              There were no reports on Form 8-K filed during the quarter ended June 4, 1995.



                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GLASSMASTER COMPANY



Date:        July 12, 1995                   Raymond M. Trewhella
                                       --------------------------------
                                             Raymond M. Trewhella
                                                (President and
                                          Principal Executive Officer)



Date:        July 12, 1995                   Steven R. Menchinger
                                       --------------------------------
                                             Steven R. Menchinger
                                         (Treasurer, Controller, and
                                          Principal Financial Officer)

                                       EXHIBIT INDEX




               Exhibit
                 No.                      Description
               -------                    -----------

                 27                       Financial Data Schedule