Form 10KSB40
period 1995-08-31
GLASSMASTER CO
filed 1995-11-29
CIK 109870

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549

                                 FORM 10-KSB

     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    ---                SECURITIES EXCHANGE ACT OF 1934

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    ---               SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended  August 31, 1995     Commission File Number  0-2331
                           -------------------                         --------

                             GLASSMASTER COMPANY
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


             South Carolina                                 57-0283724
------------------------------------------        ------------------------------
        (State of incorporation)                       (IRS Employer ID No.)

       PO Box 788, Lexington SC                                29071
------------------------------------------        ------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:      803-359-2594
                                                --------------------------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:  None
                                                                     -----------

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                          COMMON STOCK, PAR VALUE $.03 PER SHARE
                                          --------------------------------------
                                                      (Title of Class)

Indicate by an "X" whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.    YES    X         NO
                           ---           ---

Indicate by an "X" if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                   ---
State issuer's revenues for its most recent fiscal year.  $24,087,607   .
                                                         ---------------

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,577,119 as of October 31, 1995, based on the average bid and asked price of $2.44 per share.

The number of shares outstanding of the registrant's common stock, as of October 31, 1995 was 1,601,029 shares.


                     DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer's definitive proxy statement for the 1996 annual meeting of stockholders that will be filed no later than December 30, 1995.

                                     PART I


Item 1.  Business

    (a)      General Development of Business

             The Company was founded in 1946 as the Koolvent Metal Awning Company and incorporated under the laws of the State of South Carolina. During 1958 the Glassmaster line of fiberglass pleasure boats was introduced. In 1959 the metal awning division was sold to concentrate efforts on the pleasure boat business, the corporate name was changed to Glassmaster Plastics Company, and the Company became a publicly held corporation and presently has approximately 1,300 stockholders.

             In 1982, the corporate name was changed to Glassmaster Company (the "Company") and, as a result of the cyclical nature of the pleasure boat business, the Company began to diversify into industrial related manufacturing. During 1982 and 1983 the Company developed from within manufacturing facilities to produce extruded monofilament and fiberglass antennas. The ensuing five years saw these operations experience steady growth and by the end of the 1988 fiscal year were the dominant business segment of the Company.

             On September 1, 1988, the Company purchased the NYBRAD product line and related manufacturing assets from Allied-Signal, Inc. NYBRAD is a brush material of abrasive monofilament used in surface finishing and deburring. On November 1, 1988, the Company announced the purchase of the industrial control product line and related manufacturing assets from Speareflex Corporation of Kalamazoo, Michigan. This business consists primarily of flexible steel wire controls and plastic control panels for use in industrial and automotive applications. The acquisition of these two product lines has allowed the Company to further diversify and expand its line of industrial related products.

             Construction was completed during the third quarter of the 1989 fiscal year on a 35,000 square foot manufacturing facility to produce monofilament line. In addition to adding production capacity, the new plant contains research facilities to enhance ongoing development work and state of the art engineering and process control.

             On November 17, 1989, the Company announced its decision to discontinue the manufacture and sale of fiberglass boats.

             In June, 1994, the Company completed the purchase of a 95,000 square-foot manufacturing plant in Kalamazoo, Michigan, and relocated its wholly-owned subsidiary, Glassmaster Controls Co., Inc. from a leased facility in Otsego, Michigan to the new plant during the first quarter of the 1995 fiscal year.

             On August 16, 1994 a tornado completely destroyed a 25,000 square-foot warehouse in Lexington, SC. During the 1995 fiscal year, construction was completed on a 35,000 square-foot addition to the Monofilament plant in Lexington, SC. This addition effectively replaces the warehouse destroyed by the tornado and gives the Monofilament Division additional manufacturing space.

             There have been no bankruptcy, receivership, or similar proceedings to the registrant since its inception. During the last three years there has been no material acquisition or disposition of any significant amount of assets other than that described above or in the ordinary course of business.

    (b)      Narrative Description of Business

             The Company is a manufacturer of thermoplastic and thermoset plastic materials that result in a variety of products and has, in previous years, been organized into two basic business segments: Industrial Products and Fiberglass Boats. As noted, the Company has discontinued the manufacture and sale of Fiberglass Boats and as such, will no longer be considered a reportable industry segment.

             The Company continues to operate the businesses previously included in the Industrial Products segment and produce the following products: extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products, and flexible steel wire controls.

             The Company's Monofilament Division extrudes monofilaments from nylon, polyester, polyolefins and other engineering resins for use in a wide array of markets and applications including textiles (sewing thread), lawn and garden care (trimmer line), recreational products (fish line), and industrial weaving and industrial filtration. Monofilament, as produced by the Company, begins with a thermoplastic resin which is processed through a melting device (extruder) and subsequently oriented to form single strand fibers of various diameters, tensile strengths and moduli. Specialized monofilaments for industrial applications are manufactured for use in other major industries including paper machine clothing for the paper industry, and with the acquisition of the NYBRAD product line from Allied-Signal, Inc., abrasive bristles for brushes used in metal and wood finishing. The Company markets its monofilament products primarily on a private brand basis, which are sold by company salesmen to original equipment manufacturers and distributors throughout North America and, to a lesser degree, Europe, South America, and the Pacific Rim.

             The Company's Industrial Fiberglass Products Division manufactures a line of fiberglass marine and CB antennas for use in pleasure craft and commercial fishing vessels. This division also manufactures pultruded fiberglass rod stock used in a number of specialty products. Antennas and reinforced plastic products are sold through in-house salesmen and regional manufacturers' sales representatives and distributed throughout the United States and Canada.

             The Company manufactures and assembles a wide range of flexible steel wire controls and molded plastic control panels through its wholly-owned subsidiary, Glassmaster Controls Co., Inc., located in Kalamazoo, Michigan. These products are used primarily in medium and large capacity trucks and to a lesser degree in automobiles, farm equipment and recreational boats, and are sold through manufacturers' representatives or directly to original equipment manufacturers by in-house sales efforts throughout North America.

             The names "Glassmaster", "CompCore", and "NYBRAD" are registered trademarks of the Company.

             The Company believes it is a significant competitor in the United States market for specialty monofilament products and marine CB antennas. While firm price competition can be experienced within some lines of the monofilament and flexible wire control products, overall, the Company produces products which center on performance, engineering and customer service and it is these product lines which provide the Company with a stable revenue base. Sales and profitability growth are dependent to varying degrees upon favorable economic conditions and penetration into the industrial textile and paper machine clothing industries, as well as the domestic truck industry. Unfavorable weather conditions can have an impact on monofilament trimmer line sales.

             Sales of the Company's industrial products are somewhat seasonal with sales to the lawn and garden care and marine antenna markets concentrated in the second and third quarters of the fiscal year (December - May). While some fluctuations in inventory levels will occur from time to time, the Company is not required to carry significant amounts of inventory to meet delivery requirements or to carry unusually large amounts of materials and supplies to insure itself of a continuous allotment of goods from suppliers. The Company does not provide extended payment terms to its customers in excess of those normally offered for these industries. The dependence upon any one customer or small group of customers is not material. The Company currently offers no product or service requiring government approval and the effect of existing or probable government regulations on the operations of the Company is considered to be immaterial.

             At August 31, 1995, the order backlog was $2,124,686 compared to $2,231,712 at August 31, 1994.

             The Company has no full-time employees engaged in research and development activities, however, certain employees spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $357,000 in 1995 and $297,000 in 1994.

             No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

             The Company and its subsidiary furnished employment for approximately 223 persons at August 31, 1995 and 210 persons at August 31, 1994.



Item 2.  Properties

             General corporate offices and the monofilament manufacturing facilities (Plant I) are located at the intersection of I-20 and South Carolina Highway #6 in Lexington, South Carolina. The total facility is composed of 125,000 square feet, and is owned by the Company in fee simple. On August 16, 1994 a tornado inflicted structural damage to buildings at this location and destroyed a 25,000 square foot warehouse. The Company made prompt repairs to damaged buildings and has plans to replace the destroyed warehouse. See Note 8 of the Notes to Financial Statements.

             The Company completed construction during the third quarter of the 1989 fiscal year on a 35,000 square foot facility (Plant II) to produce monofilament line. This building also contains the Monofilament Division offices and is located on the same property in Lexington, South Carolina and is owned by the Company in fee simple. During the 1995 fiscal year an additional 35,000 square feet of manufacturing space was added to this facility.

             The Company operates its industrial fiberglass manufacturing plant on South Carolina Highway #121 in Newberry, South Carolina. The total facility is composed of 31,000 square feet and is owned by the Company in fee simple.

             Glassmaster Controls Co., Inc. operates its industrial controls business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 95,000 square feet and is owned by the Company in fee simple.

             The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 1995 were as follows:
Monofilament Plant - 95%; Industrial Fiberglass Plant - 50%; Controls Plant -
30%.



Item 3.  Legal Proceedings

             There are no material pending legal proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders

             There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

(a)(1) The Company's common stock is traded on the national over-the-counter market, with prices quoted on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol GLMA.

(a)(1)(ii) The table below sets forth the high and low bid prices per share during each quarter in the last two years and prior to May 17, 1994, represent inter-dealer prices as quoted on the Over-the-Counter Electronic Bulletin Board, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Subsequent to May 17, 1994 the table reflects high and low bid prices per share as quoted on the Small Cap Market of the NASDAQ System.

                  Quarter Ending       High      Low
                  --------------       ----      ---
                August 31, 1993       $1.50     $1.00
                November 30, 1993      2.00      1.00
                February 28, 1994      2.25      1.50
                May 31, 1994           4.00      1.50
                August 31, 1994        3.25      2.25
                November 30, 1994      3.75      3.00
                February 28, 1995      3.50      2.50
                May 31, 1995           2.50      2.00
                August 31, 1995        2.00      2.00



(b)          There were 1,308 shareholders of record at October 31, 1995.

(c)(1) On October 26, 1995, Directors of the Company declared a cash dividend of $.03 per common share payable on or about January 30, 1996 to stockholders of record on January 9, 1996. On January 30, 1995 the Company paid a cash dividend of $.06 per common share. On January 30, 1994 the Company paid a cash dividend of $.05 per share.

(c)(2) According to the terms of a financing agreement, the Company is restricted from paying cash dividends unless approved by the lending institution.

Item 6.  Management's Discussion and Analysis

Review of Operations
                           Comparison of 1995 to 1994

             Sales of the company on a consolidated basis totaled $24.1 million for the fiscal year ended August 31, 1995, an increase of 6.7% when compared to prior fiscal year sales of $22.6 million. Monofilament Division sales increased 5.6% compared to last year despite having first quarter production and shipments interrupted by the effects of the August, 1994 tornado damage. Improved sales of polyester weaving filaments, polyethylene and polypropylene products, and NYBRAD abrasive monofilament more than offset a 13% decline in sales of bulk and packaged trimmer line. Price competition, inherent in the trimmer line business, has become more intense during the last two years and, combined with the seasonal nature of these products, has contributed to the shift in the mix of products sold toward more technically oriented monofilaments. Industrial Products Division sales decreased by 10% this year, compared to the prior year as lower average selling prices on their standard line of fiberglass marine antennas failed to stimulate sufficient additional demand. New products were introduced and selling prices increased on existing products late in the fiscal year to generate additional sales revenue. Glassmaster Controls Company reported sales higher by 25% this year versus the prior year period. Manufacturers of heavy trucks and farm equipment continue to operate at high levels and require the company's cable controls and control panels in their assembly operations. First and second quarter production and sales were hindered during the relocation of their business from a leased facility in Otsego, Michigan to a 95,000 square-foot manufacturing plant in Kalamazoo, Michigan, that was purchased by the company in June, 1994. This relocation effectively doubled the manufacturing floor space available and with the addition of equipment and tooling during the year and the introduction of new OEM customer specific products, sales during the third and fourth quarters of the 1995 fiscal year were 30% higher than prior year amounts.

             Gross profit margins decreased to 15.9% of sales this year compared to last year's 21.8%. Profit margins at Monofilament were adversely impacted by production inefficiencies resulting from the effects of the August, 1994 tornado and at Controls by the disruptions and additional costs caused by the relocation of the business. At Industrial Products, gross profit margins deteriorated when what appeared to be an improving sales trend during the last half of the 1994 fiscal year did not continue and selling prices on antennas were lowered early in the fiscal year in an attempt to stimulate unit sales.
In addition, higher raw material costs impacted margins along all product lines, particularly at Monofilament during the third and fourth quarters. Selling prices were increased later in the fourth quarter at Industrial Products and Monofilament.

             Selling expenses increased by 8.9% this year compared to last year due primarily to higher costs of product delivery and increased commission sales. Interest expense increased by $120,000 or 28% this year compared to last year due to higher overall debt levels and an increase in average interest rates. General and Administrative, Corporate, and Other expenses were relatively unchanged in total from the prior year.

             Income Before Taxes and Extraordinary Gain was $113,421 this year compared with $1,409,423 last year. The Provision for Income Taxes totaled $49,120 this year and was $495,475 last year. The company recognized an Extraordinary Gain of $287,061 (net of related income taxes of $170,772) during the 1995 fiscal year and represents the excess of insurance proceeds received over the net book value of buildings and equipment destroyed by the tornado in August, 1994. Net Income for the year was $351,362 and was $913,948 last year.


                           Comparison of 1994 to 1993

             Consolidated sales for the fiscal year ending August 31, 1994 were $22.6 million, an increase of 10.1% when compared to prior year sales of $20.5 million. All operating businesses of the company reported improved sales compared to fiscal 1993 levels. Monofilament Division sales were up 6.7% over last year, primarily due to increased shipments of nylon weed trimmer line, fish line, and NYBRAD abrasive nylon monofilament. Unit volume sales of sewing thread increased by more than 10%, notwithstanding a moderate increase in the average selling price per pound within this product category. This division has experienced continued success in marketing and selling monofilament products overseas and reported a 40% increase in sales outside of North America compared to 1993. Foreign sales now comprise approximately 15% of total sales for this division and represents exports to approximately twenty different countries.

In response to consistent strength in customer order patterns and to meet expected future demand resulting from new product development, this division will expand productive capacity by approximately 15% during the next fiscal year as new extrusion equipment becomes operational. Sales by the company's Industrial Products Division increased by 17.6% due to improving demand for the standard line of marine antennas as the recreational boating industry recovers from a four-year recession. Specialty fiberglass product sales were also higher compared to the prior year while CB antenna sales were relatively unchanged.

             Glassmaster Controls Company reported sales increased by 9.8% compared to the year earlier due to continued strength in demand for control cables and plastic control panels by its medium and heavy-duty truck manufacturing customers. Successful design and development of cables and cable assemblies used by automotive, farm equipment, and recreational marine OEM's contributed to the increase. On June 9, 1994 the Company purchased 95,000 square feet of manufacturing and office space in Kalamazoo, Michigan and will relocate the controls business during the first quarter of the 1995 fiscal year from a much smaller leased facility in Otsego, Michigan. The long-term prospects for continued growth of this business are excellent and this relocation will give the Company facilities to meet expected demand.

             On August 16, 1994 a tornado inflicted damage to our Lexington, S.C. facilities (See Note 8 of the Notes to Financial Statements). The storm destroyed a warehouse building and most of the raw material and supplies inventory contained within and damaged the roof and utility infrastructure of Monofilament Plant I, which contains monofilament extrusion equipment and the Monofilament Division offices. Because the storm occurred so near the end of the company's fiscal year, the disruption in the operations of the Company, (in particular the Monofilament Division), had a relatively minor impact on reported operating results for the period covered by this report. While full operating capacity was restored within eight weeks of the storm, first quarter results of fiscal year 1995 will be affected.

             Gross profit margins increased from 20.4% of sales last year to 21.8% during the fiscal year ended August 31, 1994 primarily due to improved manufacturing efficiencies realized as a result of higher unit volume throughout. While gross margins will be affected in the first quarter of fiscal year 1995 at both Monofilament (storm damage recovery) and Controls (relocation of operations), profit margins of these businesses will benefit long term from the previously mentioned expansion of manufacturing capacities. Raw materials, wages, and employee benefit costs have remained relatively stable during the last year, however, the company began to experience cost increases during the fourth quarter of the fiscal year and anticipate the trend to continue into 1995.

             Selling expenses increased by $101,000 but were unchanged at 4.7% of sales when compared to the prior year. General and Administrative, Corporate, and Other Expense increased by $116,000 primarily due to increased costs associated with employee benefit plans. Interest expense decreased by $45,000 (9.6%) compared to last year as a result of lower overall average debt levels.

             Pre-tax income for the year was $1,409,423 compared to $848,277 last year, an increase of 66%. The Provision for Income Taxes increased to 35.5% of pre-tax Income ($495,475) from 23.4% last year primarily due to the full utilization of federal net operating loss carryforwards in the prior year. Earnings Per Share increased 38% to $.58 per share from $.42 per share last year.

Liquidity and Capital Resources

             The working capital of the company was essentially unchanged at August 31, 1995 when compared to the prior year end at approximately $1.3 million. Current year Net Income ($351,362) plus non-cash Depreciation and Amortization ($759,836) and Deferred Income Taxes ($137,581) combined with Cash Proceeds from Insurance ($478,866) provided the company with the majority of the funds necessary to invest in additional plant and equipment ($2,129,966) and pay a stockholder dividend of $.06 per share ($96,103). Of the total investment in fixed assets approximately $540,000 was spent to add 35,000 square feet of manufacturing and warehousing space to replace buildings and property destroyed in the August, 1994 tornado. A mortgage loan was funded for the same amount to pay for the addition. Also included in the fixed asset additions during the year was two monofilament extrusion lines (approximately $900,000) and business relocation costs plus building improvements capitalized at Controls ($451,441). Five-year term loans funded eighty percent of the extrusion equipment and the city of Kalamazoo, through its Economic Opportunity Fund, provided a $200,000 low-interest loan for five years to assist in the payment of the relocation and building improvements required at Controls.

             The net operating assets and liabilities of the company increased by $1,383,851 primarily due to increases in Receivables ($658,617) and Inventories ($767,290) (See Consolidated Statement of Cash Flows). This increased working capital requirement was funded primarily by borrowings under short-term revolving credit facilities secured by receivables and inventories. In South Carolina, the financing agreement provides for a revolving line of credit up to a maximum of $4.0 million, and in Michigan, Glassmaster Controls' maximum credit line is $500,000. As of August 31, 1995, borrowings outstanding under these credit lines were $2.3 million and $145,000, respectively.

             The company currently has no plans to make any significant additions to plant and equipment during the next fiscal year and anticipates that its cash requirements during the year will be provided by operating activities and from existing credit facilities.


Item 7.  Financial Statements

             Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 1995 and 1994 appear on pages 11 through 20, the Index to the Exhibits and Exhibits appear on pages 22 through 24, and the Report of Independent Auditors appears on pages 21 of this report.


Item 8. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

             There have been no changes in or disagreements with accountants on accounting financial disclosures.


                                    PART III


Items 9, 10, 11, and 12. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

             Information for items 9-12 of this report appears in the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on January 19, 1996 and is incorporated herein by reference.

                                    PART IV


Item 13.  Exhibits and Reports on Form 8-K

    (a)      Exhibits (numbered in accordance with Item 601 of Regulation S-B)

             Exhibit No.                   Exhibit
             -----------                 -----------
                 3.1                     Amended and Restated Certificate of Incorporation of the Company, filed as
                                         Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

                 3.2                     Amended and Restated Bylaws of the Company, filed as exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

                10                       Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan,
                                         filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.

                11                       Statement re Computation of Per Share Earnings

                21                       Subsidiaries of the Registrant

                27                       Financial Data Schedule (for SEC use only).

    (b)      Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1995.

                                   Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



GLASSMASTER COMPANY

By       Raymond M. Trewhella              By       Steven R. Menchinger
   ----------------------------------         ---------------------------------
    Raymond M. Trewhella, President            Steven R. Menchinger, Corporate
     (Principal Executive Officer)                Controller and Treasurer
                                                (Principal Financial Officer)
                                                (Principal Accounting Officer)

Date      November 17, 1995              Date       November 17, 1995
     --------------------------------         --------------------------------



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.


By       Stephen W. Trewhella            By        Raymond M. Trewhella
   ----------------------------------       ---------------------------------
     Stephen W. Trewhella, Director           Raymond M. Trewhella, Director

Date      November 17, 1995              Date       November 17, 1995
     --------------------------------         -------------------------------

By         H. D. Harrelson               By         Melvin L. Chavis
   ----------------------------------       ---------------------------------
       H. D. Harrelson, Director                Melvin L. Chavis, Director

Date      November 17, 1995              Date       November 17, 1995
     --------------------------------         -------------------------------

By           James F. Kane               By         John S. Hammond
   ----------------------------------       ---------------------------------
        James F. Kane, Director                 John S. Hammond, Director

Date      November 17, 1995              Date      November 17, 1995
     --------------------------------         -------------------------------

By            John Taylor                By         Norman A. Cotner
   ----------------------------------       ---------------------------------
         John Taylor, Director                   Norman A. Cotner, M.D.

Date      November 17, 1995              Date      November 17, 1995
     --------------------------------         -------------------------------

                              GLASSMASTER COMPANY

                                 LEXINGTON, SC

                              FINANCIAL STATEMENTS

                  FISCAL YEARS ENDED AUGUST 31, 1995 AND 1994



                                                              Page No.
                                                              --------
           Balance Sheet .................................          12
           Statement of Stockholders Equity ..............          13
           Income Statement ..............................          14
           Statement of Cash Flows .......................          15
           Notes to Financial Statements .................     16 - 20

           Independent Auditor's Report ..................          21


                              GLASSMASTER COMPANY
                                  LEXINGTON SC
                                 BALANCE SHEET
                            AUGUST 31, 1995 AND 1994



                                                                  AUGUST 31, 1995                  August 31, 1994
                                                             -------------------------        -------------------------
ASSETS
------
Cash                                                                       $   161,809                       $   90,702
Accounts Receivable - Trade                                   $3,648,625                      $3,013,929
Less:  Allowance for Doubtful Accts                               68,417     3,580,208           104,079      2,909,850
                                                              ----------                      ----------
Accounts Receivable - Other                                                     21,689                           33,430
Insurance Claims Receivable                                                      -0-                            330,958
Inventories                                                                  2,749,741                        1,982,451
Prepaid Expenses                                                                48,462                            7,977
Prepaid Income Taxes                                                            68,108                            -0-
Deferred Income Taxes                                                           25,305                            -0-
                                                                           -----------                       ----------
Current Assets                                                               6,655,322                        5,355,368
--------------

Fixed Assets (Net of Depreciation)
------------
   Manufacturing Property                                                    5,678,963                        4,338,806

Other Assets                                                                   252,594                          283,486
------------                                                               -----------                       ----------

TOTAL ASSETS                                                               $12,586,879                       $9,977,660
------------                                                               ===========                       ==========


LIABILITIES
-----------
Accounts Payable                                                             1,655,728                        1,423,739
Accrued Expenses                                                               250,356                          438,527
Accrued Income Taxes                                                             -0-                            224,127
Deferred Income Taxes                                                            -0-                             27,548
Notes, Mortgages, & Debentures Payable - Current                             3,453,165                        1,938,072
                                                                           -----------                       ----------
Current Liabilities                                                          5,359,249                        4,052,013
-------------------

Other Liabilities
-----------------
   Notes and Mortgages Payable - Long Term                     3,347,008                       2,550,679
   Deferred Income Taxes                                         452,964     3,799,972           262,530      2,813,209
                                                             -----------   -----------        ----------     ----------

Total Liabilities                                                            9,159,221                        6,865,222
-----------------

STOCKHOLDERS' EQUITY
--------------------
Capital Stock (Authorized 5,000,000 Shares
   $.03 Par - 1,601,737 (1995), 1,582,329 (1994)
   Shares Issued and Outstanding)                                 48,052                          47,470
Paid-In Capital                                                1,323,170                       1,263,791
Donated Capital                                                  124,210                         124,210
Retained Earnings                                              1,932,226     3,427,658         1,676,967      3,112,438
                                                               ---------   -----------        ----------     ----------

TOTAL LIABILITIES AND EQUITY                                               $12,586,879                       $9,977,660
----------------------------                                               ===========                       ==========



  The accompanying notes to financial statements are an integral part of this statement.

                             GLASSMASTER COMPANY
                                 LEXINGTON SC
                       STATEMENT OF STOCKHOLDERS EQUITY
                 FISCAL YEARS ENDED AUGUST 31, 1995 AND 1994



                                                                       August 31, 1995         August 31, 1994
                                                                       ---------------         ---------------
Capital Stock:
--------------
   Balance - September 1                                                  $   47,470               $   47,028
   Proceeds from Sale of Shares
      Under Stock Option Plan                                                    232                      442
   Conversion of Debentures                                                      350                    ---
                                                                          ----------               ----------
   Balance - August 31                                                        48,052                   47,470
   -------------------                                                    ----------               ----------

Additional Paid In Capital:
---------------------------
   Balance - September 1                                                   1,263,791                1,243,476
   Proceeds from Sale of Shares
      Under Stock Option Plan                                                 13,029                   20,315
   Conversion of Debentures                                                   46,350                    ---
                                                                          ----------               ----------
   Balance - August 31                                                     1,323,170                1,263,791
   -------------------                                                    ----------               ----------

Donated Capital:                                                             124,210                  124,210
----------------                                                          ----------               ----------

Retained Earnings:
------------------
   Balance - September 1                                                   1,676,967                  841,847
   Net Income (Loss)                                                         351,362                  913,948
   Common Stock Dividends Paid                                               (96,103)                 (78,828)
                                                                          ----------               ----------
   Balance - August 31                                                     1,932,226                1,676,967
   -------------------                                                    ----------               ----------

Total Stockholders Equity                                                 $3,427,658               $3,112,438
                                                                          ==========               ==========





  The accompanying notes to financial statements are an integral part of this statement.

                              GLASSMASTER COMPANY
                                  LEXINGTON SC
                                INCOME STATEMENT
                  FISCAL YEARS ENDED AUGUST 31, 1995 AND 1994


                                                                          AUGUST 31, 1995       August 31, 1994
                                                                          ---------------       ---------------
Sales                                                                       $24,087,606            $22,580,767
-----
  Cost of Sales                                                              20,252,166             17,667,393
                                                                            -----------            -----------
Gross Profit on Sales                                                         3,835,440              4,913,374
---------------------                                                       -----------            -----------

  Selling Expense                                                             1,163,139              1,067,718
  General and Administrative Expense                                          1,039,416                867,711
  Provision for Doubtful Accounts                                                52,149                 19,804
  Corporate Expenses                                                            903,506              1,013,501
  Interest Expense                                                              543,773                423,295
  Other Expense                                                                  20,036                111,922
                                                                            -----------            -----------
      Total Expenses                                                          3,722,019              3,503,951
                                                                            -----------            -----------

Income Before Income Taxes                                                      113,421              1,409,423
--------------------------

Provision for Income Taxes
--------------------------
  Current                                                                        82,311                306,227
  Deferred                                                                      (33,191)               189,248
                                                                            -----------            -----------
      Total - Provision for Income Taxes                                         49,120                495,475
                                                                            -----------            -----------

Income Before Extraordinary Item                                                 64,301                913,948
--------------------------------

Extraordinary Gain (Net of Tax)                                                 287,061                  -0 -
-------------------------------                                             -----------            -----------


Net Income                                                                  $   351,362            $   913,948
----------                                                                  ===========            ===========


Net Income Per Common Share (Primary and Fully Diluted)                     $       .22            $       .58
-------------------------------------------------------                     ===========            ===========



  The accompanying notes to financial statements are an integral part of this statement.

                              GLASSMASTER COMPANY
                                  LEXINGTON SC
                            STATEMENT OF CASH FLOWS
                  FISCAL YEARS ENDED AUGUST 31, 1995 AND 1994


                                                                          August 31, 1995        August 31, 1994
                                                                          ---------------        ---------------
Cash Flows From Operating Activities
------------------------------------
   Net Income                                                               $   351,362            $   913,948
   Adjustments to Reconcile Net Income to Net Cash Provided
   (Used) by Operating Activities:
      Depreciation & Amortization                                               759,836                583,247
      (Gain) Loss on Disposal of Property                                        60,219                 69,600
      Increase in Deferred Income Taxes                                         137,581                189,248
      Extraordinary Gain                                                       (457,833)                 -0-
      Changes in Operating Assets and Liabilities:
         Accounts Receivable Decrease (Increase)                               (658,617)                 8,042
         Insurance Claim Receivable Decrease (Increase)                         330,958               (330,958)
         Inventories Decrease (Increase)                                       (767,290)                 7,598
         Prepaid Expenses Decrease (Increase)                                   (40,485)                 9,758
         Prepaid Income Taxes Decrease (Increase)                               (68,108)                 -0-
         Accounts Payable Increase (Decrease)                                   231,989                162,134
         Accrued Expenses Increase (Decrease)                                  (148,031)                83,771
         Interest Payable Increase (Decrease)                                   (40,140)                (3,145)
         Income Taxes Payable Increase (Decrease)                              (224,127)               156,696
                                                                            -----------            -----------

   Net Cash Provided (Used) by Operating Activities                            (532,686)             1,849,939
                                                                            -----------            -----------

Cash Flows From Investing Activities
------------------------------------
   Cash Payments for the Purchase of Fixed Assets                            (2,129,996)            (1,293,608)
   Cash Surrender Value - Life Insurance                                        (35,932)               (38,149)
   Cash Proceeds from Insurance on Property                                     478,866                  -0-
   Cash Proceeds from the Sale of Fixed Assets                                   26,290                    400
                                                                            -----------            -----------

   Net Cash Provided (Used) by Investing Activities                          (1,660,772)            (1,331,357)
                                                                            -----------            -----------

Cash Flows From Financing Activities
------------------------------------
   Proceeds From Issuance of Common Stock                                        13,261                 20,757
   Proceeds From Issuance of Long-Term Debt                                   1,627,892              2,461,684
   Principal Payments on Long-Term Debt                                        (947,851)            (2,107,392)
   Dividends Paid                                                               (96,103)               (78,826)
   Net Increase (Decrease) in Line of Credit                                  1,678,081               (839,454)
   Cash Payments for Loan Closing Costs                                         (10,715)                 -0-
                                                                            -----------            -----------

   Net Cash Provided (Used) by Financing Activities                           2,264,565               (543,231)
                                                                            -----------            -----------

Net Increase (Decrease) in Cash                                                  71,107                (24,649)
-------------------------------

Cash at Beginning of Year                                                        90,702                115,351
-------------------------                                                   -----------            -----------

Cash at End of Year                                                         $   161,809            $    90,702
-------------------                                                         ===========            ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
   Cash Paid For:
     Interest (Net of Amount Capitalized)                                   $   583,913            $   429,507
     Income Taxes Paid                                                          374,546                149,161

  The accompanying notes to financial statements are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1995 AND 1994


Note 1.  Summary of Significant Accounting Policies

         Description of Business

              Glassmaster Company is a manufacturer of extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products, and flexible steel wire controls. The company markets its monofilament products primarily on a private brand basis, which are sold by company salesmen to original equipment manufacturers and distributors throughout North America, and to a lesser degree, Europe, South America, and the Pacific Rim. The Company's fiberglass products are sold through in-house salesmen and regional manufacturers' sales representatives and are distributed throughout the United States and Canada. Flexible steel wire controls are sold through manufacturers' representatives or directly to original equipment manufacturers throughout North America.

         Principles of Consolidation

              The consolidated financial statements for the year ended August 31, 1995 and 1994 include the accounts of Glassmaster Company and its wholly-owned subsidiary, Glassmaster Controls Company, Inc., which was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material inter-company transactions have been eliminated.

         Inventories

              The method of determining the amount of inventories is lower of cost or market on a first-in, first-out basis. Inventories as shown on the Balance Sheet are classified below:

                                                                        1995               1994
                                                                     -----------        -----------
                          Materials & Supplies                       $ 1,642,504        $ 1,176,902
                          Work In Process                                489,469            398,855
                          Finished Products                              617,768            406,694
                                                                     -----------        -----------

                          Total                                      $ 2,749,741        $ 1,982,451
                                                                     ===========        ===========

         Fixed Assets

              The basis for determining the values of fixed assets is cost. Included in land is property valued at $100,374 which was donated to the Company by Lexington County, South Carolina.

              The provision for depreciation charged against income for the fiscal years ended August 31, 1995, and 1994, totaled $752,297, and $549,606 respectively. The declining balance and straight-line methods of depreciation are used.

              The categories of fixed assets are as follows:

                                                                        1995               1994
                                                                    ------------       ------------
                          Land                                      $   190,274        $   190,274
                          Buildings                                   3,591,291          3,065,543
                          Furniture & Fixtures                          296,849            259,833
                          Automotive Equipment                          277,091            280,090
                          Plant Equipment                             4,704,147          3,899,457
                          Tooling and Dies                              516,234            395,594
                          Leasehold Improvements                           -0-             111,341
                          Less:  Accumulated Depreciation            (3,896,923)        (3,863,326)
                                                                    -----------        -----------

                             Net                                    $ 5,678,963        $ 4,338,806
                             ---                                    ===========        ===========

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1995 AND 1994


Note 1.  Summary of Significant Accounting Policies (Cont'd)

         Pre-Production Expense

              Certain costs incurred during the fiscal years ended August 31, 1989 and 1988, in the establishment of a new product line have been capitalized and are being amortized on a straight-line basis over five years beginning with the first month of production and the unamortized portion is included in other assets on the balance sheet. These costs amounted to $62,095 and $20,942 during the fiscal years respectively. Amortization expense charged to operations for 1995 was $-0- and for 1994 was $5,536.


         Income Taxes

              Effective September 1, 1992, the company adopted FASB Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

              Components of the provision for income taxes on continuing operations are shown below:

                                                          1995                          1994
                                                          ----                          ----
                                                 Current        Deferred       Current        Deferred
                                                 --------       --------       --------       --------
                          Federal                $ 72,270      ($23,202)       $274,348       $161,701
                          State                    10,041        (9,989)         31,879         27,547
                          Foreign                   -0-           -0-             -0-            -0-
                                                 --------      --------        --------       --------
                                                 $ 82,311      ($33,191)       $306,227       $189,248

              The principal elements accounting for the difference between the statutory federal income tax rate and the effective rates are:

                                                                                1995           1994
                                                                                ----           ----
                                                                              (Percent)      (Percent)
                          Statutory federal income tax rate                      34.0           34.0
                          Effect of tax loss carryovers - federal                 -0-            -0-
                          State income tax effect                                 8.8            1.2
                          Other                                                    .5            -0-
                                                                                 ----           ----
                          Effective corporate income tax rate                    43.3           35.2


         Investment Credit

              Investment credits are accounted for as a reduction of income tax expense in the years they are available for use under the flow through method. $48,719 of investment credit was used to offset income tax expense for the year ended August 31, 1994. No additional investment credit is available for future periods. For South Carolina tax purposes a net operating loss carry-forward of $205,522 was used to reduce the current year taxable income. No additional net operating loss carryovers are available for future periods.

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1995 AND 1994


Note 2.  Notes and Mortgages Payable

              Substantially all property, plant and equipment and a portion of CSV Life Insurance are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the Company with a revolving line of credit for working capital requirements. The amount available for borrowings under this line of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with a maximum available credit line of $4.0 million. The balance as of August 31, 1995 was $2,309,277 and at August 31, 1994 was $776,196.
         This credit agreement is subject to renegotiation and renewal every three-year period. The current contract will expire March 31, 1998.

              Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The company was not in violation of any of these loan covenants as of August 31, 1995.

              During the fiscal year ended August 31, 1990, the Company issued Subordinated Convertible Debentures in the amount of $281,700. These debentures bear interest at the rate of 12.5%, which is payable annually on November 1 each year. The debentures matured on November 1, 1994. (See Note 10 to Financial Statements).

              The following table sets forth the Company's indebtedness at the end of fiscal years 1995 and 1994.

                                                                    1995                             1994
                                                                    ----                             ----
                                                          Current        Long-Term         Current        Long-Term
                                                         ----------      ----------       ----------      ----------
         Financial Institutions
         Mortgages, interest ranging from Prime
           to 8.88% fixed, maturities to 2005            $  194,329      $2,087,119       $  191,357      $1,414,985
         Notes, interest ranging from Prime + .5% to
           Prime + 1.5%, maturities within 12 months      2,454,277           ---            776,196           ---
         Installment Notes, interest range from
           1.9% to Prime + 1.25%, maturities to 1999        796,999       1,072,986          773,819       1,135,694
         Local Government Mortgage, interest at 3%
           fixed, maturity November 9, 2004                   7,560         186,903            ---             ---
         Subordinated Convertible Debentures, interest
           at 12.5%, maturity November 1, 1994                ---             ---            196,700           ---
                                                         ----------      ----------       ----------      ----------

           Totals                                        $3,453,165      $3,347,008       $1,938,072      $2,550,679
                                                         ==========      ==========       ==========      ==========


              At August 31, 1995, long-term debt was due in aggregate annual installments of $998,888, $934,178, $418,768, $400,230, and $254,101
         in each of the five years ending August 31, 2000. The Prime interest rate was 8.75% and 7.75% respectively, for years ended August 31, 1995 and 1994.

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1995 AND 1994


Note 3.  Stock Options

              Effective October 7, 1982, the Company adopted an incentive stock option plan and reserved 160,000 shares of common stock for issuance to key employees. On October 28, 1988, the number of shares reserved was increased to 260,000. Options granted under the plan became exercisable at varying percentages from date of grant through expiration, either at termination of employment or ten years after date of grant.

              At August 31, 1995 and 1994, options to purchase 254,500 shares had been granted, and 61,834 shares and 48,333 shares respectively, were exercisable. Most options granted will be vested at 20% per year with the total being vested by the end of the fifth year, and the options will expire at 20% per year beginning in the sixth year and will terminate at the end of the tenth year at a price of $1.00 per share for 165,000 shares granted, $1.25 per share for 15,000 shares granted, $2.25 per share for 30,000 shares granted, $3.00 per share for 10,000 shares granted, and $4.00 per share for the remaining 34,500 shares granted. The exercise price as stated above approximates the fair market value of the underlying common stock at the date granted.

              Options to purchase 7,733 and 14,733 shares of common stock respectively were exercised during the fiscal years ended August 31, 1995 and August 31, 1994. A total of 41,600 options have been forfeited due to the expiration of time or termination of employment.

Note 4.  Donated Capital

              Donated capital of $124,210 represents the fair market value of
         23.4 acres of land, grading, and paving, donated to the Company in fee simple by Lexington County, South Carolina, in 1965. Approximately
         4.5 acres of this land was sold during the fiscal years 1981, 1982, and 1983.

Note 5.  Description of Leasing Agreements

         Operating Leases

              On October 5, 1988, the Company entered into a master lease agreement with General Electric Capital Corporation for a seven-year operating lease beginning on May 1, 1989, for two monofilament production lines and one product development line.

              Base rentals payable on the above operating lease is summarized below as of August 31, 1995 and 1994.


                                                         August 31, 1995       August 31, 1994
                                                         ---------------       ---------------
                             1995                           $   ---               $ 212,760
                             1996                             141,840               141,840
                             1997                               -0-                   -0-
                                                            ---------             ---------

                             Total Base Rentals             $ 141,840             $ 354,600
                             ------------------             =========             =========

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1995 AND 1994


Note 6.  Earnings Per Share

              Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computations were 1,596,785 in 1995 and 1,574,010 in 1994.

Note 7.  Defined Contribution Plan

              The Company established a qualified 401(K) defined contribution plan effective January 1, 1990. The plan year ends on December 31. Participation in the plan is voluntary and employees may contribute from 1% to 15% of eligible compensation on a tax-deferred basis.

              The amount to be contributed by the Company will be determined each year prior to December 1. The proposed match for the current plan year (1994) is $.25 for each $1.00 of employee contributions up to a maximum 6% of eligible compensation.

              The plan provides for the Company to make a discretionary contribution on behalf of all eligible employees (those with one full year of active service) regardless of whether they have elected to voluntarily participate in the plan. This discretionary contribution will be allocated based on a ratio of the employees' total W-2 earnings to the total W-2 earnings of all eligible employees. Any discretionary contribution will be dependent upon the overall profitability of the corporation and will be made with the approval of the Board of Directors.

              The amount of expense charged to operations was $66,782 for the year ended August 31, 1995 and $80,120 for 1994.

Note 8.  Storm Damage/Insurance Receivable

              On August 16, 1994 a tornado inflicted damage to company property located in Lexington, S.C. The damage included structural damage to buildings, loss of inventory and loss of approximately 20% of production capacity for a two-month period. The company had accumulated reimbursable costs of $153,597 and had recorded $427,361 as a receivable for the lost inventory as of August 31, 1994. These amounts were offset by a $250,000 advance payment received from the insurance company prior to year end resulting in a net receivable of $330,958 as of August 31, 1994. The Company and its insurance company reached a full and satisfactory settlement during the year ended August 31, 1995. Amounts received for excess costs incurred from the storm were charged directly against those expenses. Amounts received for damaged inventory and business interruption were charged to operating income during the current period. Amounts received for destroyed and damaged property were treated as if the property was sold and has been recorded as an extraordinary gain of $457,833 net of deferred income tax effects of $170,772 on the income statement.

Note 9.  Subsequent Event

              On October 26, 1995, the Board of Directors declared a cash dividend of $.03 per common share payable on or about January 30, 1996 to stockholders of record on January 9, 1996.

Note 10. Non-Cash Transaction - Conversion of Debentures

              On December 4, 1994, debentures in the amount of $46,700 were converted into 11,675 shares of common stock at $4.00 per share. The remaining debentures were paid in cash during the fiscal year ended August 31, 1995.

                              GLASSMASTER COMPANY

                                LEXINGTON, S.C.

                                OCTOBER 30, 1995





         We have audited the consolidated balance sheets of Glassmaster Company and subsidiary as of August 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows, for the two-year period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glassmaster Company and subsidiary as of August 31, 1995 and 1994, and the respective results of its operations and its cash flows for the two-year period ended August 31, 1995, in conformity with generally accepted accounting principles.




                                        Brittingham, Dial & Jeffcoat
                                        Certified Public Accountants
                                        501 State Street
                                        PO Box 5949
                                        West Columbia, SC 29171

                                 EXHIBIT INDEX



Exhibit No.                             Exhibit                                                   Sequential Page No.
-----------                             -------                                                   -------------------
    3.1       Amended and Restated Certificate of Incorporation of the Company, filed as
              Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated
              herein by reference.                                                                        ---

    3.2       Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K
              for the year ended August 31, 1991 and incorporated herein by reference.                    ---

   10         Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan,
              filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and
              incorporated herein by reference.                                                           ---

   11         Computation of Earnings Per Share for two years ended August 31, 1995 and 1994.             23

   21         Subsidiaries of the Company.                                                                24

   27         Financial Data Schedule (for SEC use only).                                                 ---
