Form 10QSB
period 1995-12-03
GLASSMASTER CO
filed 1996-01-16
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the quarterly period ended December 3, 1995.
                                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                      Commission file number    0-2331
                                            --------------

                             GLASSMASTER COMPANY
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       South Carolina                                     57-0283724
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
 Incorporation of organization                         Identification No.)

         PO Box 788, Lexington SC                            29071
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:          803-359-2594
                                               ---------------------------------

                                    No Change
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

  (1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
         YES  X    NO
            -----     -----

  (2)    Has been subject to such filing requirements for the past 90 days
         YES  X    NO
            -----     -----

Common shares outstanding December 3, 1995:      1,601,829 par value $0.03
                                           -------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                  (Thousands)

                                                                       December 3, 1995                    August 31, 1995
                                                                       ----------------                    ---------------
                                                                          (Unaudited)
                           ASSETS
                           ------

Current Assets:
---------------
   Cash                                                                              $   117                         $   162
   Accounts Receivable (Net of Reserve)                                                3,697                           3,580
   Other Current Receivables                                                              28                              22
   Inventories:
      Raw Materials                                                   $ 1,919                          $ 1,643
      Work in Process                                                     506                              489
      Finished Products                                                   740          3,165                618        2,750
                                                                      -------                           -------
   Prepaid Expenses and Other Current Assets                                             103                             141
                                                                                     --------                        -------
               Total Current Assets                                                    7,110                           6,655

Fixed Assets (Net of Dep'n)
------------
   Property and Equipment (at cost)                                                    5,793                           5,679

Other Assets
------------
   CSV Life Insurance and Other Unamortized Assets                                       255                             253
                                                                                     --------                        -------

Total Assets                                                                         $13,158                         $12,587
------------                                                                         ========                        =======

             LIABILITIES AND STOCKHOLDERS EQUITY
             -----------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                                                  $ 2,517                         $ 1,656
   Accrued Expenses                                                                      214                             250
   Accrued Income Taxes                                                                  (52)                            -0-
   Stockholder Dividend Payable                                                           48                             -0-
   Notes & Mortgages Payable                                                           3,131                           3,453
                                                                                     --------                          -----
               Total Current Liabilities                                               5,858                           5,359

Long Term Liabilities
---------------------
   Notes & Mtges, Due After One Year                                  $ 3,431                          $ 3,347
   Deferred Income Taxes                                                  453          3,884                453        3,800
                                                                      -------        --------           -------       ------

Total Liabilities                                                                      9,742                           9,159
-----------------

Stockholders' Equity
--------------------
   Capital Stock (Authorized 5,000,00 Shares $0.03
      Par -  1,601,829 (1996), 1,601,029 (1995)
      Shares Issued and Outstanding                                   $    48                           $    48
   Paid-In Capital                                                      1,325                            1,323
   Donated Capital                                                        124                              124
   Retained Earnings                                                    1,919          3,416              1,933        3,428
                                                                      -------        --------           -------      -------

Total Liabilities and Equity                                                         $13,158                         $12,587
----------------------------                                                         ========                        =======

                              Glassmaster Company
                   Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                                                        Three Months Ended
                                                                         December 3, 1995                 December 4, 1994
                                                                         ----------------                 ----------------
Net Sales                                                                     $ 5,796                          $ 5,406
   Cost of Sales                                                                4,825                            4,434
                                                                               ------                           ------
Gross Profit                                                                      971                              972

Costs and Expenses:
   Selling                                                                        255                              270
   General and Administrative                                                     285                              277
   Other Income and Expense - Net                                                 228                              221
                                                                              -------                          -------
Total Expenses                                                                    768                              768

Income From Operations                                                            203                              204
   Interest Expense                                                               152                              109
                                                                              -------                          -------

Income Before Income Taxes                                                         51                               95
   Income Taxes                                                                    16                               35
                                                                              -------                          -------

Net Income                                                                    $    35                          $    60
                                                                              =======                          =======





Earnings Per Share (1,599,588 Shares)                                                                          $  0.04

Earnings Per Share (1,601,829 Shares)                                            0.02

Dividends Paid Per Share                                                      $  0.00                          $  0.00
                                                                              =======                          =======

                              Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                                              Three Months Ended
                                                                                  December 3, 1995           December 4, 1994
                                                                                  ----------------           ----------------
Cash Flows From Operating Activities
------------------------------------
   Net Income                                                                        $    35                    $    60
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                                       154                        168
      Amortization                                                                         3                          2
      Loss on Disposal of Assets                                                           0                         15
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                                             (123)                      (415)
         Decrease (Increase) in Inventories                                             (416)                      (575)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                                          (29)                        10
         Increase (Decrease) in Accounts Payable                                         884                        829
         Increase (Decrease) in Accrued Expenses                                         (44)                      (435)
                                                                                      ------                    -------
Net Cash Provided (Used) By Operating Activities                                         464                       (341)
                                                                                      ------                    -------

Cash Flows From Investing Activities
------------------------------------
   Additional Investment in Fixed Assets                                                 267                        806
   Disposal of Fixed Assets - Net Book Value                                               0                          0
   Increase (Decrease) in CSV Life Insurance                                               0                         (8)
   Additional Investment in Other Assets                                                   6                          0
                                                                                     -------                    -------
Net Cash Used By Investing Activities                                                    273                        798
                                                                                     -------                    -------

Cash Flows From Financing Activities
------------------------------------
   Proceeds from Exercise of Stock Options                                                 2                          8
   Proceeds from Conversion of Debentures to Common Stock                                  0                         47
   Proceeds from Short-Term Borrowings                                                   117                        192
   Repayment of Short-Term Borrowings                                                    (71)                      (248)
   Proceeds from Long-Term Obligations                                                 1,419                        200
   Repayment of Long-Term Obligations                                                 (1,335)                      (174)
   Net Increase (Decrease) in Short-Term Revolving
     Line of Credit                                                                     (368)                     1,109
                                                                                     -------                    -------
Net Cash Provided (Used) By Financing Activities                                        (236)                     1,134
                                                                                     -------                    -------

Net Increase (Decrease) In Cash                                                          (45)                        (5)

Cash At Beginning of Period                                                              162                         91
                                                                                     -------                    -------

Cash At End of Period                                                                 $  117                    $    86
                                                                                      ======                    =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                                            $  154                    $   149
      Income Taxes                                                                         0                        142

                              Glassmaster Company
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 3, 1995 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1995. Certain prior year amounts may have been reclassified to conform with the 1996 presentation.


Item 2.  Management's Discussion and Analysis

RESULT OF OPERATIONS

         Consolidated sales for the first quarter ended December 3, 1995 (fiscal 1996) were $5,796,310, an increase of 7.2% when compared to the first quarter of the 1995 fiscal year primarily due to a 33% increase in sales reported by Glassmaster Controls Company. Monofilament Division first quarter sales were relatively unchanged when compared to the prior year first quarter. Current year first quarter sales were affected by a general selling price increase on most Monofilament product lines that was effective in August, 1995. Prior year first quarter sales were hindered due to the effects of the August, 1994 tornado, which shut down a portion of Monofilament production for the first five weeks of last year's first quarter. Pounds sold by this division in the first quarter were down approximately 5% when compared to last year. The company's Industrial Products Division reported first quarter sales were approximately 9% higher than last year's comparable period. This increase in sales revenue is attributed to a general price increase on this division's marine antennas that was effective in October, 1995. Unit sales of marine & CB antennas were unchanged from the prior year. Current year first quarter sales were somewhat restrained due to this division announcing the introduction of a new line of commercial and recreational marine antennas and a corresponding delay in customer orders and shipments awaiting the availability of the new products. Glassmaster Controls Company ("Controls") reported first quarter sales that were 33% higher than the prior year quarter. Prior year first quarter shipments by Controls were inhibited by the relocation of its operations from a leased facility to a larger manufacturing plant (purchased by the Company in June, 1994). When the current year first quarter is compared to the immediately preceding quarter (1995 fiscal fourth quarter) sales improved by approximately 6.5%.

         Gross profit margins on a consolidated basis declined from 18% of sales during last year's first quarter to 16.8% during the current year quarter. The reduction in gross margins has occurred primarily at Monofilament where selling price increases have not completely offset higher raw material costs. While material costs appear to be stabilizing, restrained demand and competitive pricing pressures will continue to impact profit margins at Monofilament during the 1996 fiscal year. Profit margins at Controls and Industrial Products show signs of gradual improvement due to an improved operating environment resulting from the relocation by Controls and higher average selling prices and reduced operating costs at Industrial Products.

         Selling, General and Administrative, and Other expenses during the first quarter were unchanged when compared to the prior year quarter. Interest expense increased by approximately $43,000 (39%) this year versus last year due to higher debt levels incurred to acquire additional plant and equipment during 1995.

         First quarter pre-tax income was $51,038 versus $94,539 last year.
The Provision for Income Taxes decreased from $34,501 last year to $16,426 this year. Net Income for the first quarter of the 1996 fiscal year was $34,612 compared to $60,038 last year.



LIQUIDITY AND CAPITAL RESOURCES

         The working capital of the company decreased by approximately $44,000 during the first quarter primarily due to the purchase of additional equipment and tooling at Controls. The company also declared a cash dividend of $0.03 per common share to shareholders of record on January 9, 1996 and payable on or about January 30, 1996, which reduced working capital by $48,155.

         Net Cash Provided by Operating Activities of $464,000 (see Consolidated Statement of Cash Flows) and the restructuring of the company's long-term mortgage debt upon completion of the Monofilament plant addition allowed the company to reduce borrowings against a short-term revolving credit facility secured by inventories and receivables. In South Carolina, the Receivables and Inventory Financing Agreement provides for a revolving line of credit up to $4.0 million. As of December 3, 1995, borrowings outstanding against this credit line were $1.94 million. In Michigan, Glassmaster Controls Company has in place a similar revolving credit line, providing credit for up to 70% of outstanding eligible accounts receivable. As of December 3, 1995, borrowings outstanding against this line of credit were $245,000 and the maximum available for borrowings was approximately $600,000.

         The Company currently anticipates that its cash requirements during the remainder of this fiscal year will be provided by operating activities and from existing and committed credit facilities.


Item 5.  Other Information

         On January 3, 1996 the Company was notified that a customer of its Monofilament Division had filed a petition for protection under Chapter 11 of the bankruptcy code. The company has granted unsecured trade credit to this customer in the normal course of business, and as of January 3, 1996 was owed approximately $260,000.00. During the fiscal year ended August 31, 1995, the company recognized sales to this one customer that totaled $1.1 million. Company representatives and its counsel plan to attend the meeting of creditors of the debtor and will have additional information as it becomes available.

                              Glassmaster Company
                                  Lexington SC


                          PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
           a)    Exhibits.

           Exhibit No.                  Description
           -----------                  -----------
               27                  Financial Data Schedule (for SEC use only)

           b)    Reports on Form 8-K.

                 There were no reports on Form 8-K filed during the quarter ended December 3, 1995.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GLASSMASTER COMPANY



Date      January 12, 1996                   /s/ Raymond M. Trewhella
     --------------------------              -----------------------------------
                                             Raymond M. Trewhella
                                             (President and
                                             Principal Executive Officer)



Date      January 12, 1996                   /s/ Steven R. Menchinger
     --------------------------              -----------------------------------
                                             Steven R. Menchinger
                                             (Treasurer, Controller, and
                                             Principal Financial Officer)

                                 EXHIBIT INDEX




               Exhibit
                 No.              Description
               -------            -----------

                 27               Financial Data Schedule (for SEC use only)