Form 10QSB
period 1996-03-03
GLASSMASTER CO
filed 1996-04-15
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 3, 1996 .
                                                               ---------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number    0-2331
                                                 --------

                             GLASSMASTER COMPANY
- - --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        South Carolina                                   57-0283724
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
 Incorporation of organization                         Identification No.)

         PO Box 788, Lexington SC                            29071
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Issuer's Telephone Number, including area code:          803-359-2594
                                                --------------------------------

                                   No Change
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

  (1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
         YES  X    NO
             ---      ---

  (2)    Has been subject to such filing requirements for the past 90 days
         YES  X    NO
             ---      ---

Common shares outstanding March 3, 1996:      1,613,096 par value $0.03
                                         -------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Glassmaster Company
                   Consolidated Comparative Balance Sheet
                                 (Thousands)

                                                              March 3, 1996            August 31, 1995
                                                              -------------            ---------------
                                                               (Unaudited)
                           ASSETS
                           ------
Current Assets:
- - ---------------
   Cash                                                             $   100                    $   162
   Accounts Receivable (Net of Reserve)                               4,137                      3,580
   Other Current Receivables                                             21                         22
   Inventories:
      Raw Materials                                      $ 1,735                  $ 1,643
      Work in Process                                        588                      489
      Finished Products                                      801      3,124           618        2,750
                                                         -------                  -------
   Prepaid Expenses and Other Current Assets                            143                        141
                                                                    -------                    -------
               Total Current Assets                                   7,525                      6,655

Fixed Assets (Net of Dep'n)
- - ------------
   Property and Equipment (at cost)                                   5,672                      5,679

Other Assets
- - ------------
   CSV Life Insurance and Other Unamortized Assets                      253                        253
                                                                    -------                    -------

Total Assets                                                        $13,450                    $12,587
- - ------------                                                        =======                    =======

             LIABILITIES AND STOCKHOLDERS EQUITY
             -----------------------------------

Current Liabilities:
- - --------------------
   Accounts Payable                                                 $ 2,034                    $ 1,656
   Accrued Expenses                                                     204                        250
   Accrued Income Taxes                                                 (28)                       -0-
   Notes & Mortgages Payable                                          4,093                      3,453
                                                                    -------                    -------
               Total Current Liabilities                              6,303                      5,359

Long Term Liabilities
- - ---------------------
   Notes & Mtges, Due After One Year                     $ 3,251                  $ 3,347
   Deferred Income Taxes                                     453      3,704           453        3,800
                                                         -------    -------       -------      -------
Total Liabilities                                                    10,007                      9,159
- - -----------------

Stockholders' Equity
- - --------------------
   Capital Stock (Authorized 5,000,00 Shares $0.03
      Par - 1,613,096 (1996), 1,601,029 (1995)
      Shares Issued and Outstanding                      $    48                  $    48
   Paid-In Capital                                         1,342                    1,323
   Donated Capital                                           124                      124
   Retained Earnings                                       1,929      3,443         1,933        3,428
                                                         -------    -------       -------      -------

Total Liabilities and Equity                                        $13,450                    $12,587
- - ----------------------------                                        =======                    =======

                             Glassmaster Company
                  Consolidated Comparative Income Statement
              (In thousands except per share amounts)(Unaudited)



                                                               Three Months Ended
                                                     March 3, 1996             March 5, 1995
                                                     -------------             -------------
Net Sales                                               $ 5,500                    $ 6,463
   Cost of Sales                                          4,613                      5,262
                                                        -------                    -------
Gross Profit                                                887                      1,201

Costs and Expenses:
   Selling                                                  276                        335
   General and Administrative                               237                        263
   Other Income and Expense - Net                           209                        342
                                                        -------                    -------
Total Costs and Expenses                                    722                        940

Income From Operations                                      165                        261
   Interest Expense                                         162                        135
                                                        -------                    -------

Income Before Income Taxes and
Extraordinary Item                                            3                        126
   Income Taxes                                              (8)                        49
                                                        -------                    -------

Income Before Extraordinary Item                             11                         77

  Extraordinary Gain - Storm Damage
  (Net of Income Taxes of $170,772)                           0                        287
                                                        -------                    -------

Net Income                                              $    11                    $   364
                                                        =======                    =======

Earnings Per Share (1,601,737 Shares)                                                 0.23

Earnings Per Share (1,613,096 Shares)                      0.01

Dividends Paid Per Share                                $  0.03                    $  0.06
                                                        =======                    =======

                             Glassmaster Company
                  Consolidated Comparative Income Statement
              (In thousands except per share amounts)(Unaudited)



                                                                 Six Months Ended
                                                      March 3, 1996            March 5, 1995
                                                      -------------            -------------
Net Sales                                                $11,297                   $11,869
   Cost of Sales                                           9,438                     9,696
                                                         -------                   -------
Gross Profit                                               1,859                     2,173

Costs and Expenses:
   Selling                                                   532                       605
   General and Administrative                                522                       541
   Other Income and Expense - Net                            436                       563
                                                         -------                   -------
Total Costs and Expenses                                   1,490                     1,709

Income From Operations                                       369                       464
   Interest Expense                                          315                       244
                                                         -------                   -------

Income Before Income Taxes and
Extraordinary Item                                            54                       220
   Income Taxes                                                9                        83
                                                         -------                   -------

Income Before Extraordinary Item                              45                       137

  Extraordinary Gain - Storm Damage
  (Net of Income Taxes of $170,772)                            0                       287
                                                         -------                   -------

Net Income                                               $    45                   $   424
                                                         =======                   =======

Earnings Per Share (1,601,737 Shares)                                                 0.27

Earnings Per Share (1,613,096 Shares)                       0.03

Dividends Paid Per Share                                 $  0.03                   $  0.06
                                                         =======                   =======

                              Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                             Six Months Ended
                                                                  March 3, 1996            March 5, 1995
                                                                  -------------            -------------
Cash Flows From Operating Activities
- - ------------------------------------
   Net Income                                                         $    45                  $   424
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                        329                      355
      Amortization                                                          5                        4
      Loss on Disposal of Assets                                            0                       30
      Increase in Deferred Income Taxes                                     0                      171
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                              (556)                  (1,740)
         Decrease (Increase) in Inventories                              (375)                  (1,188)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                           (69)                     (25)
         Increase (Decrease) in Accounts Payable                          400                    1,551
         Increase (Decrease) in Accrued Expenses                          (28)                    (388)
                                                                      -------                  -------
Net Cash Provided (Used) By Operating Activities                         (249)                    (806)
                                                                      -------                  -------

Cash Flows From Investing Activities
- - ------------------------------------
   Additional Investment in Fixed Assets                                  322                    1,277
   Disposal of Fixed Assets - Net Book Value                                0                      (42)
   Increase (Decrease) in CSV Life Insurance                                0                       (1)
   Additional Investment in Other Assets                                    5                        3
   Payment of Dividend                                                     48                       96
                                                                      -------                  -------
Net Cash Used By Investing Activities                                     375                    1,333
                                                                      -------                  -------

Cash Flows From Financing Activities
- - ------------------------------------
   Proceeds from Exercise of Stock Options                                 18                       13
   Proceeds from Conversion of Debentures to Common Stock                   0                       47
   Proceeds from Short-Term Borrowings                                    285                       53
   Repayment of Short-Term Borrowings                                     (58)                    (277)
   Proceeds from Long-Term Obligations                                  1,419                      409
   Repayment of Long-Term Obligations                                  (1,511)                    (329)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                                      409                    2,247
                                                                      -------                  -------
Net Cash Provided (Used) By Financing Activities                          562                    2,163
                                                                      -------                  -------

Net Increase (Decrease) In Cash                                           (62)                      24

Cash At Beginning of Period                                               162                       91
                                                                      -------                  -------

Cash At End of Period                                                 $   100                  $   115
                                                                      =======                  =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                            $   310                  $   276
      Income Taxes                                                        (32)                     219

                             Glassmaster Company
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 3, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1995. Certain prior year amounts may have been reclassified to conform with the 1996 presentation.

Item 2.  Management's Discussion and Analysis

RESULT OF OPERATIONS

         Consolidated sales for the second quarter ended March 3, 1996 were $5,500,218, a decrease of approximately 15% when compared to the second quarter of the 1995 fiscal year and sales decreased by 5% when compared to this year's first quarter. Year-to-date sales of $11,296,528 declined by 5% compared to the same six-month period of last year. Each of the company's operating divisions reported decreases in second quarter sales when compared with both the prior year period and with the current year's fiscal first quarter. Second quarter sales reported by the Monofilament Division decreased by 13% compared to the same period of last year. Year-to-date sales of monofilament products are approximately 7% lower than prior year-to-date sales. Monofilament sales have been adversely affected by the loss of a key customer that has decided to produce and package its own weed trimmer line, and by another significant customer in the textile weaving business that has filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy code. When sales are adjusted to eliminate those two key customers from the comparable periods, sales increased by approximately 15% on a year-to-date basis and increased 9% during this year's second quarter compared to last year's second quarter. The company's Industrial Products and Composites Division reported second quarter sales decreased by 37% compared to the prior year quarter and decreased 11% when compared to the current year first quarter. This division announced the introduction of a new line of commercial and recreational marine antennas at the end of last fiscal year and its authorized dealers have been slow to place orders for the redesigned antennas until their existing inventories have been sold. The spring buying season should relieve dealer inventories and allow orders and shipments to improve. Glassmaster Controls Company ("Controls") reported year-to-date sales have increased by approximately 8% when compared to last year, although second quarter sales decreased by 12% compared to the prior year's second quarter and were 12% less than the current year's first quarter. The recent decrease in orders and shipments experienced by Controls is attributable to a corresponding slowdown in retail sales and production in the medium and heavy duty truck industry. This industry has forecasted production levels for 1996 of 20% to 25% below those for 1995. The company, however, believes the affect of the trucking industry slowdown on Controls revenues will be tempered by recent efforts to broaden the product offerings and customer base to take advantage of selling opportunities in the farm equipment and marine industries.

         Gross profit margins during the second quarter were 16.1% this year versus 18.6% in last year's second quarter and on a year-to-date basis have decreased from 18.3% last year to 16.5% so far this year. The deterioration in gross margins is primarily due to reduced output levels at all operating locations adjusting to decreased customer demand. Raw material prices appear to be generally stabilized after several supplier price increases were incurred during 1995. Manufacturing costs are being reduced where possible and profit margins will improve as production levels and shipments increase.

         Selling and General & Administrative expenses have decreased to 9.3% of sales this year to date from 9.9% of sales last year due to cost containment and reduction efforts at the division level. Other expenses are lower by $98,000 this year to date compared to last year due to a decrease in costs associated with employee benefit plans. Interest expense has increased by $70,000 (29%) for the first six months of this fiscal year compared to the prior year due to higher average debt levels incurred to finance building and equipment expansions at Controls and to provide additional working capital required to finance higher inventory and receivables levels that have resulted from slower than normal asset turnover. Longer lead times for some key raw materials have led to higher inventories and expanding foreign shipments sold on extended terms are primarily responsible for the increase in accounts receivable.

         Second quarter Income Before Taxes and Extraordinary Item was $2,729 compared to $125,801 last year while year-to-date totals were $53,767 versus $220,340 last year. Net Income for the second quarter was $10,512 compared to $363,933 last year and was $45,124 year to date versus $423,970 last year to date. The prior year Net Income figures include an Extraordinary Gain of $287,061 (net of income taxes of $170,772) that resulted from the excess of property and casualty insurance proceeds received over the net book value of assets destroyed by tornado in August, 1994.



LIQUIDITY AND CAPITAL RESOURCES

         The working capital of the company has decreased by approximately $74,000 so far this year and totals $1.2 million as of the end of the second quarter. During the first six months of the current fiscal year working capital was used to fund additional equipment and tooling purchases of $322,000. In January the company paid a cash dividend of $.03 per common share (approximately $48,000).

         Year-to-date increases in Accounts Receivable ($556,000) and Inventories ($375,000) have been funded primarily by borrowings against short-term revolving credit facilities secured by receivables and inventories. In South Carolina, the Receivables and Inventory Financing Agreement provides for a revolving line of credit up to $4.0 million. As of March 3, 1996, borrowings outstanding against this credit line were approximately $2.7 million. In Michigan, Glassmaster Controls has in place a similar revolving credit line and there was $280,000 outstanding with approximately $550,000 available for borrowing as of March 3, 1996.

         During the third quarter of this fiscal year a seven-year operating lease involving monofilament extrusion equipment expires. The company presently intends to exercise its option to purchase the equipment at lease expiration at the then fair market value of the equipment. If the purchase option is exercised, the company plans to fund the acquisition of the equipment with a five-year term loan.

                              Glassmaster Company
                                  Lexington SC


                          PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           a)    Exhibits.

                        Exhibit No.                  Description
                        -----------                  -----------
                            27                  Financial Data Schedule (for SEC use only)

           b)    Reports on Form 8-K.

                 There were no reports on Form 8-K filed during the quarter ended March 3, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GLASSMASTER COMPANY



Date       April 12, 1996              /s/ Raymond M. Trewhella
     ------------------------         -----------------------------------------
                                       Raymond M. Trewhella
                                       (President and
                                        Principal Executive Officer)



Date       April 12, 1996              /s/ Steven R. Menchinger
     ------------------------         -----------------------------------------
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