Form 10QSB/A
period 1995-06-04
GLASSMASTER CO
filed 1996-04-23
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended    June 4, 1995   .
                                        ------------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      Commission file number    0-2331
                                             -------------

                             GLASSMASTER COMPANY
- --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          South Carolina                               57-0283724
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
 Incorporation of organization                     Identification No.)

         PO Box 788, Lexington SC                       29071
- --------------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


Issuer's Telephone Number, including area code:          803-359-2594
                                                --------------------------------

                                  No Change
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

  (1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
         YES   X    NO
              ---      ---

  (2)    Has been subject to such filing requirements for the past 90 days
         YES   X    NO
              ---      ---

Common shares outstanding June 4, 1995:     1,601,737 par value $0.03
                                          ----------------------------------

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


                                             GLASSMASTER COMPANY



Date        July 12, 1995                    /s/ Raymond M. Trewhella
     --------------------------              -----------------------------------
                                             Raymond M. Trewhella
                                             (President and
                                             Principal Executive Officer)



Date        July 12, 1995                    /s/ Steven R. Menchinger
     --------------------------              -----------------------------------
                                             Steven R. Menchinger
                                             Treasurer, Controller, and
                                             Principal Financial Officer)

                                 EXHIBIT INDEX




               Exhibit
                 No.                      Description
               -------                    -----------

                 27                       Financial Data Schedule (for SEC use only)
