Form 10QSB
period 1996-06-02
GLASSMASTER CO
filed 1996-07-15
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended    June 2, 1996   .
                                        ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number    0-2331
                                                  ------

                             GLASSMASTER COMPANY
- ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     South Carolina                                     57-0283724
- ---------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
Incorporation of organization                         Identification No.)

          PO Box 788, Lexington SC                        29071
- ---------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

Issuer's Telephone Number, including area code:          803-359-2594
                                                ---------------------------

                                  No Change
- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

 (1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
      YES   X    NO
           ---      ---

 (2)  Has been subject to such filing requirements for the past 90 days
      YES   X    NO
           ---      ---

Common shares outstanding June 2, 1996:      1,613,096 par value $0.03
                                          ---------------------------------

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                              Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                  (Thousands)


                                                            June 2, 1996              August 31, 1995
                                                           --------------             ---------------
                                                            (Unaudited)
     ASSETS


Current Assets
 Cash                                                                $   105                    $   162
 Accounts Receivable, less allowances of
  $144 in 1996 and $76 in 1995                                         3,965                      3,580
 Other Current Receivables                                                16                         22
 Inventories:
   Raw Materials                                        $ 1,683                      $ 1,643
   Work in Process                                          549                          489
   Finished Products                                        649       2,881              618      2,750
                                                        -------                      -------
 Prepaid Expenses and Other Current Assets                               91                         141
                                                                    -------                     -------
       Total Current Assets                                           7,058                       6,655

Fixed Assets
 Property, Plant and Equipment, net of allowance
   for dep'n of $4,388 in 1996 and $3,897 in 1995                     5,592                      5,679

Other Assets
 CSV Life Insurance and Other Unamortized Assets                        256                        253
                                                                    -------                     -------

Total Assets                                                        $12,906                     $12,587

      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Accounts Payable                                                   $ 2,207                     $ 1,656
 Accrued Expenses                                                       215                         250
 Accrued Income Taxes                                                   (21)                        -0-
 Notes & Mortgages Payable                                            3,502                       3,453
                                                                    -------                     -------
       Total Current Liabilities                                      5,903                       5,359

Long Term Liabilities
 Notes & Mtges, Due After One Year                      $3,087                       $3,347
 Deferred Income Taxes                                     453        3,540             453       3,800
                                                        ------      -------          ------     -------

Total Liabilities                                                     9,443                       9,159

Stockholders' Equity
 Capital Stock (Authorized 5,000,00 Shares $0.03
   Par) -  Shares Issued and Outstanding
   1,613,096 (1996), 1,601,029 (1995)                   $   48                       $   48
 Paid-In Capital                                         1,342                        1,323
 Donated Capital                                           124                          124
 Retained Earnings                                       1,949       3,463            1,933       3,428
                                                        ------     -------           ------     -------

Total Liabilities and Equity                                       $12,906                      $12,587
                                                                   =======                      =======

                             Glassmaster Company
                  Consolidated Comparative Income Statement
              (In thousands except per share amounts)(Unaudited)


                                                                              Three Months Ended
                                                                    June 2, 1996               June 4, 1995
                                                                    ------------               ------------
             Net Sales                                                 $6,407                     $6,531
              Cost of Sales                                             5,439                      5,615
                                                                       ------                     ------
             Gross Profit                                                 968                        916

             Costs and Expenses:
              Selling                                                     289                        297
              General and Administrative                                  312                        285
              Other Income and Expense - Net                              182                        243
                                                                       ------                     ------
             Total Costs and Expenses                                     783                        825

             Income From Operations                                       185                         91
              Interest Expense                                            159                        151
                                                                       ------                     ------

             Income Before Income Taxes                                    26                        (60)
              Income Taxes                                                  7                        (19)
                                                                       ------                     ------

             Net Income                                                $   19                     $  (41)
                                                                       ======                     ======


             Earnings Per Share (1,601,737 Shares)                                                 (0.03)

             Earnings Per Share (1,613,096 Shares)                       0.01

             Dividends Paid Per Share                                  $ 0.00                     $ 0.00
                                                                       ======                     ======

                             Glassmaster Company
                  Consolidated Comparative Income Statement
              (In thousands except per share amounts)(Unaudited)


                                                                               Nine Months Ended
                                                                     June 2, 1996           June 4, 1995
                                                                     ------------           ------------
            Net Sales                                                  $17,704                 $18,400
             Cost of Sales                                              14,877                  15,311
                                                                       -------                 -------
            Gross Profit                                                 2,827                   3,089

            Costs and Expenses:
             Selling                                                       821                     902
             General and Administrative                                    834                     855
             Other Income and Expense - Net                                619                     776
                                                                       -------                 -------
            Total Costs and Expenses                                     2,274                   2,533

            Income From Operations                                         553                     556
             Interest Expense                                              473                     396
                                                                       -------                 -------

            Income Before Income Taxes and
            Extraordinary Item                                              80                     160
             Income Taxes                                                   15                      64
                                                                       -------                 -------

            Income Before Extraordinary Item                                65                      96

             Extraordinary Gain - Storm Damage
             (Net of Income Taxes of $170,772)                               0                     287
                                                                       -------                 -------

            Net Income                                                 $    65                 $   383
                                                                       =======                 =======


            Earnings Per Share (1,601,737 Shares)                                                 0.24

            Earnings Per Share (1,613,096 Shares)                         0.04

            Dividends Paid Per Share                                   $  0.03                 $  0.06
                                                                       =======                 =======

                             Glassmaster Company
                     Consolidated Statement of Cash Flows
                            (Thousands)(Unaudited)


                                                                                             Nine Months Ended
                                                                                    June 2, 1996            June 4, 1995
                                                                                    ------------            ------------
   Cash Flows From Operating Activities
    Net Income                                                                        $   65                    $  383
    Adjustments to Reconcile Net Income to Net Cash
    Provided (Used) by Operating Activities:
      Depreciation                                                                       491                       551
      Amortization                                                                         8                         6
      Loss on Disposal of Assets                                                           0                        45
      Increase in Deferred Income Taxes                                                    0                       171
      Changes in Operating Assets & Liabilities:
       Decrease (Increase) in Receivables                                               (379)                   (1,317)
       Decrease (Increase) in Inventories                                               (131)                   (1,149)
       Decrease (Increase) in Prepaid Expenses &
        Other Current Assets                                                             (18)                      (21)
       Increase (Decrease) in Accounts Payable                                           570                     1,140
       Increase (Decrease) in Accrued Expenses                                            (7)                     (466)
                                                                                      ------                    ------
   Net Cash Provided (Used) By Operating Activities                                      599                      (657)
                                                                                      ------                    ------

   Cash Flows From Investing Activities
    Additional Investment in Fixed Assets                                                405                     1,835
    Disposal of Fixed Assets - Net Book Value                                              0                       (42)
    Increase (Decrease) in CSV Life Insurance                                              0                        (1)
    Additional Investment in Other Assets                                                 10                         3
                                                                                      ------                    ------
   Net Cash Used By Investing Activities                                                 415                     1,795
                                                                                      ------                    ------

   Cash Flows From Financing Activities
    Proceeds from Exercise of Stock Options                                               18                        13
    Proceeds from Conversion of Debentures to Common Stock                                 0                        47
    Proceeds from Short-Term Borrowings                                                  255                       648
    Repayment of Short-Term Borrowings                                                  (125)                     (599)
    Proceeds from Long-Term Obligations                                                1,419                     1,430
    Repayment of Long-Term Obligations                                                (1,679)                     (712)
    Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                                                     (81)                    1,750
    Payment of Dividend                                                                  (48)                      (96)
                                                                                      ------                    ------
   Net Cash Provided (Used) By Financing Activities                                     (241)                    2,481
                                                                                      ------                    ------

   Net Increase (Decrease) In Cash                                                       (57)                       29

   Cash At Beginning of Period                                                           162                        91
                                                                                      ------                    ------

   Cash At End of Period                                                              $  105                    $  120
                                                                                      ======                    ======

   Supplemental Disclosures of Cash Flow Information
    Cash Paid For:
      Interest (Net of Amount Capitalized)                                            $  476                    $  436
      Income Taxes                                                                       (32)                      375

                             Glassmaster Company
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 2, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1995. Certain prior year amounts may have been reclassified to conform with the 1996 presentation.

Item 2.  Management's Discussion and Analysis



RESULTS OF OPERATIONS

     Consolidated net sales for the third quarter ended June 2, 1996 were $6.41 million, a decrease of approximately 2% when compared to the corresponding 1995 third quarter sales of $6.53 million. Year-to-date sales of $17.7 million are lower by 3.8% when compared to last year's nine-month sales of $18.4 million.

     The decrease in third quarter sales is primarily attributable to a 10.8% decline in sales reported by Glassmaster Controls Company ("Controls"). Shipments of cables and control panels to heavy duty truck manufacturers have been negatively impacted due to this industry adjusting production levels to revised forecasts that indicated demand would slow from record levels attained in 1994 and 1995. The slowdown being experienced by the industry is expected to continue into 1997. The Industrial Products and Composites division reported third quarter sales decreased by 5.4% compared to the prior year third quarter and on a year-to-date basis have declined 14% compared to 1995. A new line of commercial and recreational fiberglass antennas introduced in late 1995 hindered overall sales initially but are now beginning to experience wider product acceptance and improved shipments as the old product line is sold from dealer inventories and stock is replaced with the new line.

     The Monofilament division reported third quarter sales increased by 2% when compared to the prior year third quarter. Increased shipments of nylon and polyester weaving filaments were mostly offset by decreases in Nybrad abrasive monofilament and sewing thread. Year-to-date sales of monofilament products are lower by 3.8% when compared to last year. Year-to-date sales increases in all major product categories have been offset by a decline in aftermarket packaged trimmer line sales.

     Gross profit increased 8.1% to $968,000, or 15.1% of sales, in the third quarter of 1996 compared to $895,000, or 13.7% of sales, in the comparable period of 1995. The improvement in gross profit as a percentage of sales during the quarter resulted primarily from an improved sales mix coupled with price increases on products sold by Industrial Products and Composites. On a comparative year-to-date basis, gross profit as a percentage of sales has declined from 16.7% to 16.0% due to higher manufacturing costs at Monofilament.

     Selling expenses attributable to the third quarter remained relatively unchanged from the prior year third quarter and were 4.5% of sales. Year-to-date selling expenses total 4.6% of sales compared with last year's 4.9% of sales. General and Administrative expenses during the quarter increased 9.4% to $312,000 compared to the prior year third quarter primarily due to higher costs associated with employee benefit plans and an increase in the reserve for bad debts at Monofilament. However, on a year-to-date basis G&A expenses are unchanged from the prior year at 4.7% of sales. Other Expenses during the third quarter decreased 25% and are down by 20% year to date compared to the corresponding periods of the 1995 fiscal year. The decreases in Other Expense are the result of sharp reductions in corporate bonus plan allocations due to lower year-to-date pre-tax profit this year versus last year. Interest expense increased 5.3% during the third quarter compared to last year and is 19% higher year to date versus last year due to higher average long-term debt at Controls and higher average short-term revolving credit balances associated with the parent company operations.

     Third quarter Net Income was $19,000 versus last year's quarterly loss of $41,000. Year-to-date Net Income totals $65,000 compared with the prior year nine-month period of $383,000. The prior year-to-date Net Income includes an Extraordinary Gain of $287,061 (net of income taxes of $170,772) that resulted from the excess of insurance proceeds over the net book value of assets destroyed by tornado in August, 1994.



LIQUIDITY AND CAPITAL RESOURCES

     The working capital of the company totals $1.15 million as of the end of the third quarter and has decreased by approximately $141,000 so far this fiscal year. During the first nine months of the current fiscal year working capital was used to fund additional fixed assets totalling $404,000 (primarily at Controls), pay a stockholder dividend of $48,000 ($0.03 per share), and reduce long-term debt by $260,000. Working capital was provided primarily by net earnings and non-cash depreciation and amortization expense.

     Year-to-date increases in Accounts Receivable ($379,000) and Inventories ($130,000) due primarily to seasonal factors have been funded by trade credit and by borrowings against short-term revolving credit facilities secured by receivables and inventory. In South Carolina, the financing agreement provides for a revolving line of credit up to $4.0 million. As of June 2, 1996, borrowings outstanding against this credit line were approximately $2.2 million. In Michigan, Glassmaster Controls has in place a similar credit line and there was $250,000 outstanding with approximately $500,000 available for borrowing as of June 2, 1996.

     During the third quarter of this fiscal year a seven-year operating lease involving monofilament extrusion equipment expired. On June 18, 1996 the company exercised its option to purchase the equipment for $360,000. A five-year term loan was secured to fund the acquisition of the equipment and will also provide the company with additional working capital of approximately $386,000.

     The company anticipates that its cash requirements during the remainder of this fiscal year and into the foreseeable future will be provided by operating activities and from existing and committed credit facilities.

                             Glassmaster Company
                                  Lexington SC


                          PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

       a) Exhibits.

                         Exhibit No.                    Description
                         -----------                    -----------
                             27             June 2, 1996 Financial Data Schedule

       b) Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter ended June 2, 1996.



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GLASSMASTER COMPANY



Date    July 12, 1996                         /s/ Raymond M. Trewhella
     --------------------                     ------------------------------
                                              Raymond M. Trewhella
                                              (President and
                                              Principal Executive Officer)



Date    July 12, 1996                         /s/ Steven R. Menchinger
     --------------------                     -----------------------------
                                              Steven R. Menchinger
                                              (Treasurer, Controller, and
                                              Principal Financial Officer)

                                 EXHIBIT INDEX




     Exhibit
       No.                              Description
     -------                            -----------

       27                               Financial Data Schedule (for SEC only)