Form 10KSB40
period 1996-08-31
GLASSMASTER CO
filed 1996-11-27
CIK 109870

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington DC 20549

                                 FORM 10-KSB

     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   -----   EXCHANGE ACT OF 1934

   ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 1996    Commission File Number   0-2331
                          ------------------                         ---------


                             GLASSMASTER COMPANY
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          South Carolina                                     57-0283724
------------------------------------------        ------------------------------
     (State of incorporation)                           (IRS Employer ID No.)

        PO Box 788, Lexington SC                                29071
-------------------------------------------       ------------------------------
 (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:     803-359-2594
                                                 -------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:     None
                                                                    ------------

Securities registered pursuant to Section 12 (g) of the Exchange Act:
COMMON STOCK, PAR VALUE $.03 PER SHARE
--------------------------------------
           (Title of Class)

Indicate by an "X" whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.    YES    X         NO
                          -----          -----
Indicate by an "X" if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X

State issuer's revenues for its most recent fiscal year.     $22,323,467   .
                                                          -----------------

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $655,089 as of October 31, 1996, based on the average high and low sales price of $1.00 per share.

The number of shares outstanding of the registrant's common stock, as of October 31, 1996 was 1,617,096 shares.


                     DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer's definitive proxy statement for the 1997 annual meeting of stockholders that will be filed no later than December 31, 1996.

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

    (b)   Narrative Description of Business

          The Company is a manufacturer of thermoplastic and thermoset plastic materials that result in a variety of products within a single industry segment and are categorized by product line as follows: extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass and composites, and flexible steel wire controls.

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

          The Company's Composites Division (formerly known as Industrial Products and Fiberglass) manufactures a line of fiberglass marine and CB antennas for use in pleasure craft and commercial fishing vessels. This division also manufactures pultruded fiberglass rod stock used in a number of specialty products. Antennas and reinforced plastic products are sold through in-house salesmen and regional manufacturers' sales representatives and distributed throughout the United States, Canada, and, to a lesser degree, Europe.

          The Company manufactures and assembles a wide range of flexible steel wire controls and molded plastic control panels through its wholly-owned subsidiary, Glassmaster Controls Co., Inc., located in Kalamazoo, Michigan. These products are used primarily in medium and large capacity trucks and to a lesser degree in automobiles, farm equipment and recreational boats, and are sold through manufacturers' representatives or directly to original equipment manufacturers throughout North America.

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

          At August 31, 1996, the order backlog was $1,355,851 compared to $2,124,686 at August 31, 1995.

          The Company has no full-time employees engaged in research and development activities, however, certain employees spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $315,000 in 1996 and $357,000 in 1995.

          No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

          The Company and its subsidiary furnished employment for approximately 201 persons at August 31, 1996 and 223 persons at August 31, 1995.



Item 2.  Properties

          General corporate offices and the monofilament manufacturing facilities (Plant I) are located at the intersection of I-20 and South Carolina Highway #6 in Lexington, South Carolina. The total facility is composed of 125,000 square feet, and is owned by the Company in fee simple. On August 16, 1994 a tornado inflicted structural damage to buildings at this location and destroyed a 25,000 square foot warehouse. The Company made prompt repairs to damaged buildings and has replaced the destroyed warehouse space. See Note 9 of the Notes to Financial Statements.

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

          The Company operates its composites manufacturing plant on South Carolina Highway #121 in Newberry, South Carolina. The total facility is composed of 31,000 square feet and is owned by the Company in fee simple.

          Glassmaster Controls Co., Inc. operates its industrial controls business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 95,000 square feet and is owned by the Company in fee simple.

          The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 1996 were as follows: Monofilament Plant - 90%; Composites Plant - 40%; Controls Plant - 30%.



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

                                    PART II


Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

(a)(1) The Company's common stock trades on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol GLMA.

(a)(1)(ii)The table below sets forth the high and low sales price per share during each quarter in the last two years as quoted on the Small Cap Market tier of the Nasdaq Stock Market.

                 Quarter Ending       High      Low
                 --------------       ----      ---
               August 31, 1994        3.25      2.25
               November 30, 1994      3.75      3.00
               February 28, 1995      3.50      2.50
               May 31, 1995           2.50      2.00
               August 31, 1995        2.00      2.00
               November 30, 1995      2.06      1.88
               February 29, 1996      2.00      1.50
               May 31,1996            2.00      1.00
               August 31, 1996        1.25      1.00


   (b)    There were 1,290 shareholders of record at October 31, 1996.

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



Item 6.  Management's Discussion and Analysis

Review of Operations

                           Comparison of 1996 to 1995

          Net consolidated sales for the fiscal year ended August 31, 1996 were $22.3 million, a decrease of $1.8 million, or 7.4%, when compared to net sales of $24.1 million in fiscal year 1995. Each of the company's operating divisions experienced some decrease in sales in fiscal year 1996 when compared to the 1995 fiscal year.
          The Monofilament Division had net sales of $15.5 million for the 1996 fiscal year, a decrease of 7.1% when compared to sales of $16.6 million last year. This decrease in sales is due to the loss of a key customer that began to produce and package its own weed trimmer line in June, 1995, and the loss of another significant customer in the textile weaving business that filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy code in January, 1996. Sales to all other customers of this division increased almost 8%. This increase in adjusted monofilament sales this year versus last year is primarily the result of an increase in the average selling price of sewing thread, textile weaving products, and fishing line that took affect in August, 1995. Also contributing to the increase in sales was a 15% year over year increase in sales of bulk, non-packaged, nylon trimmer line this year compared to last year.

          Sales by the company's Composites Division (formerly referred to as Industrial Products and Fiberglass Division) totalled $1.7 million in fiscal year 1996, a decrease of approximately 13% when compared to last year's $2.0 million. The decrease in sales is primarily due to this division replacing their entire line of marine antennas during the first quarter of the 1996 fiscal year with the introduction of a new line of commercial and recreational marine antennas. Orders and shipments of the new antennas were restrained during the first half of the 1996 fiscal year due to delays by authorized dealers in ordering the redesigned antennas pending the sale of their existing retail inventories. During the second half of the 1996 fiscal year, sales and shipments of the new antennas began to improve and the company expects the 1997 fiscal year will see a significant improvement in sales generated by the new products of the Composites Division.
          Glassmaster Controls Company ("Controls") reported 1996 fiscal year sales of $4.8 million, a decrease of 5.0% when compared to sales of $5.1 million during the prior year. The decrease in sales is attributable to a slowdown in the medium and heavy duty truck manufacturing business. Shipments of steel wire controls and control panels to the truck industry currently represents approximately 75% of this division's sales. The truck industry has forecasted production levels for 1996 will be 20% to 25% below those for 1995. The industry slowdown is expected to continue into 1997. However, the company expects recent efforts to develop new products and broaden the customer base within the farm equipment and marine industries will allow the Controls division to realize an overall increase in sales during the 1997 fiscal year.
          Gross profit margins improved to 16.8% of sales during the 1996 fiscal year compared with 15.9% of sales during the prior year. The increase in profit margins can be attributed to the effects of selling price adjustments and cost cutting at Composites, and better manufacturing efficiencies realized at Controls subsequent to the relocation of operations into a new facility during the second quarter of the 1995 fiscal year. New process equipment at Controls also contributed to the improvement in gross profit margins. Raw material purchase price increases at Monofilament were generally passed along to customers in the way of selling price adjustments and gross profit margins at Monofilament were relatively unchanged from the prior fiscal year at approximately 17.2% of sales.

          Selling, general and administrative, and other expenses decreased by 8.7% to $2.9 million during 1996 and as a percentage of sales were relatively unchanged from the prior year at 13% of sales. The decrease is primarily due to reduced costs associated with employee benefit plans.

          The Provision for Doubtful Accounts was $107,980 for the 1996 fiscal year compared with $52,149 last year. Approximately $103,000 was charged to the reserve in 1996 to write down the amount receivable from a single customer of the Monofilament Division that declared bankruptcy in January, 1996 (See
Note 2 of the Notes to Financial Statements).

          Interest expense for all of 1996 increased 19.7% over the prior year to $651,730. The increase in interest is primarily due to higher average debt levels associated with the term debt financing of monofilament extrusion equipment acquired in August, 1995 and May, 1996.

          The Provision for Income Taxes for 1996 was $70,260, an effective tax rate of 34.8% of pre-tax income. Last year's Provision for Income Taxes was $49,120 for an effective tax rate of 43.3%. The prior year tax rate is higher due to state income taxes. No provision for state income taxes is included in the current year amount because there is no taxable income for state tax purposes.

          Net Income for the 1996 fiscal year was $131,433, compared with $351,362 during the prior year. The prior year net income includes an Extraordinary Gain of $287,061 (net of related income taxes of $170,772)(See
Note 9 of the Notes to Financial Statements). Excluding the Extraordinary Gain, net income for the prior year was $64,301.

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

Liquidity and Capital Resources

          The working capital of the company as of August 31, 1996 was $1.5 million, an increase of approximately $200,000, or 15.5%, during the 1996 fiscal year. Current year Net Income of $131,433 plus non-cash Depreciation and Amortization ($710,488) provided the company with the funds necessary to invest in additional Plant and Equipment ($895,633), reduce outstanding borrowings ($82,157) and pay a stockholder dividend of $.03 per share ($48,332). Of the total new investment in fixed assets, $360,000 was spent by the Monofilament Division to purchase two extrusion lines and a lab development extrusion line that were previously being rented by the company through a seven-year operating lease provided by General Electric Capital Corp. The company has now purchased all equipment previously acquired through operating leases and no material off balance sheet commitments remain.

          The net operating assets and liabilities of the Company decreased by $165,253 due primarily to a decrease in accounts receivable of $700,593. The funds generated by the reduction in accounts receivable were used to reduce borrowings under short-term revolving credit facilities secured by receivables and inventories. In South Carolina, the financing agreement provides for a revolving credit line of up to $4.0 million. As of August 31, 1996, borrowings outstanding under this credit line were approximately $1.7 million (See Note 4 of the Notes to Financial Statements). In Michigan, a similar loan agreement has been established that is secured by accounts receivable with a credit line of up to $500,000. As of August 31, 1996, borrowings outstanding against this line of credit totalled $225,000. This credit agreement expires on December 19, 1996, and the company expects to negotiate terms to extend the agreement for an additional two-year period.

          During the last three fiscal years, the company has invested more than $4.3 million to expand and upgrade its manufacturing plant and equipment. The capital expansion projects were undertaken to meet current and future demand for manufacturing resources. A significant portion of these capital additions were financed with bank mortgage and term-loan financing. As such, the company would be considered to have a highly leveraged capital structure with a debt to equity ratio of approximately 2.5 to 1.0 as of August 31, 1996. This ratio stood at 2.7 to 1.0 as of August 31, 1995, and the company expects to make further improvements to this key financial ratio during the next two fiscal years as there are currently no plans or commitments for any material capital additions and principal payments against long-term debt total $1.1 million during the 1997 fiscal year and $700,000 for the 1998 fiscal year. The company believes its manufacturing assets are adequate and that its capital structure, while highly leveraged, is well balanced between long-term and revolving debt, and these combined resources will allow the company to take advantage of future opportunities in the markets that it serves. The company expects that its cash requirements during the next fiscal year will be provided by operating activities and from existing credit facilities.


Item 7.  Financial Statements

          Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 1996 and 1995 appear on pages 11 through 20, the Index to the Exhibits and Exhibits appear on pages 22 through 24, and the Report of Independent Auditors appears on pages 21 of this report.


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

          Information for items 9-12 of this report appears in the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on January 24, 1997 and is incorporated herein by reference.

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

             11                          Statement re Computation of Per Share Earnings

             21                          Subsidiaries of the Registrant

             27                          Financial Data Schedule (SEC use only)

    (b)      Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1996.

                                   Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



GLASSMASTER COMPANY

By   /s/ Raymond M. Trewhella                   By   /s/ Steven R. Menchinger
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

Date      November 22, 1996                   Date       November 22, 1996
     --------------------------------              --------------------------------



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By   /s/ Stephen W. Trewhella                 By    /s/ Raymond M. Trewhella
   ----------------------------------            ---------------------------------
     Stephen W. Trewhella, Director                Raymond M. Trewhella, Director

Date      November 22, 1996                   Date       November 22, 1996
     --------------------------------              -------------------------------

By     /s/ H. D. Harrelson                    By     /s/ Melvin L. Chavis
   ----------------------------------            ---------------------------------
       H. D. Harrelson, Director                     Melvin L. Chavis, Director

Date      November 22, 1996                   Date       November 22, 1996
     --------------------------------              -------------------------------

By       /s/ James F. Kane                    By     /s/ John S. Hammond
   ----------------------------------            ---------------------------------
        James F. Kane, Director                      John S. Hammond, Director

Date      November 22, 1996                   Date      November 22, 1996
     --------------------------------              -------------------------------

By        /s/ John Taylor                     By     /s/ Norman A. Cotner
   ----------------------------------            ---------------------------------
         John Taylor, Director                        Norman A. Cotner, M.D.

Date      November 22, 1996                   Date      November 22, 1996
     --------------------------------              -------------------------------

                              GLASSMASTER COMPANY

                                 LEXINGTON, SC

                              FINANCIAL STATEMENTS

                  FISCAL YEARS ENDED AUGUST 31, 1996 AND 1995



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

                              GLASSMASTER COMPANY
                                  LEXINGTON SC
                                 BALANCE SHEET
                            AUGUST 31, 1996 AND 1995



                                                                  AUGUST 31, 1996                  August 31, 1995
                                                             -------------------------        -------------------------
ASSETS

Cash                                                                        $  129,342                       $  161,809
Accounts Receivable - Trade                                   $2,780,193                      $3,648,625
Less:  Allowance for Doubtful Accts                               55,288     2,724,905            68,417      3,580,208
                                                              ----------                      ----------
Accounts Receivable - Other                                                    176,399                           21,689
Inventories                                                                  2,900,288                        2,749,741
Prepaid Expenses                                                                60,479                           48,462
Prepaid Income Taxes                                                             -0-                             68,108
Deferred Income Taxes                                                           20,408                           25,305
                                                                           -----------                      -----------
Current Assets                                                               6,011,821                        6,655,322


Fixed Assets (Net of Depreciation)

   Manufacturing Property                                                    5,876,317                        5,678,963

Other Assets                                                                   338,757                          252,594
                                                                           -----------                      -----------

TOTAL ASSETS                                                               $12,226,895                      $12,586,879
                                                                           ===========                      ===========


LIABILITIES

Accounts Payable                                                             1,268,443                        1,655,728
Accrued Expenses                                                               194,871                          250,356
Accrued Income Taxes                                                             1,886                            -0-
Notes, Mortgages, & Debentures Payable - Current                             3,049,697                        3,453,165
                                                                           -----------                      -----------
Current Liabilities                                                          4,514,897                        5,359,249


Other Liabilities

   Notes and Mortgages Payable - Long Term                     3,668,318                       3,347,008
   Deferred Income Taxes                                         514,482     4,182,800           452,964      3,799,972
                                                             -----------   -----------        ----------    -----------

Total Liabilities                                                            8,697,697                        9,159,221


STOCKHOLDERS' EQUITY

Capital Stock (Authorized 5,000,000 Shares
   $.03 Par - 1,617,096 (1996), 1,601,737 (1995)
   Shares Issued and Outstanding)                                 48,513                          48,052
Paid-In Capital                                                1,341,148                       1,323,170
Donated Capital                                                  124,210                         124,210
Retained Earnings                                              2,015,327     3,529,198         1,932,226      3,427,658
                                                               ---------   -----------        ----------    -----------

TOTAL LIABILITIES AND EQUITY                                               $12,226,895                      $12,586,879
                                                                           ===========                      ===========



  The accompanying notes to financial statements are an integral part of this statement.

                              GLASSMASTER COMPANY
                                  LEXINGTON SC
                        STATEMENT OF STOCKHOLDERS EQUITY
                  FISCAL YEARS ENDED AUGUST 31, 1996 AND 1995



                                                                      August 31, 1996          August 31, 1995
                                                                      ---------------          ---------------
Capital Stock:

   Balance - September 1                                                  $   48,052               $   47,470
   Proceeds from Sale of Shares
      Under Stock Option Plan                                                    461                      232
   Conversion of Debentures                                                    ---                        350
                                                                          -----------              -----------
   Balance - August 31                                                        48,513                   48,052
                                                                          -----------              -----------

Additional Paid In Capital:

   Balance - September 1                                                   1,323,170                1,263,791
   Proceeds from Sale of Shares
      Under Stock Option Plan                                                 17,978                   13,029
   Conversion of Debentures                                                    ---                     46,350
                                                                          -----------              -----------
   Balance - August 31                                                     1,341,148                1,323,170
                                                                          -----------              -----------

Donated Capital:                                                             124,210                  124,210
                                                                          -----------              -----------

Retained Earnings:

   Balance - September 1                                                   1,932,226                1,676,967
   Net Income (Loss)                                                         131,433                  351,362
   Common Stock Dividends Paid                                               (48,332)                 (96,103)
                                                                          -----------              -----------
   Balance - August 31                                                     2,015,327                1,932,226
                                                                          -----------              -----------

Total Stockholders Equity                                                 $3,529,198               $3,427,658
                                                                          ===========              ===========





  The accompanying notes to financial statements are an integral part of this statement.

                              GLASSMASTER COMPANY
                                  LEXINGTON SC
                                INCOME STATEMENT
                  FISCAL YEARS ENDED AUGUST 31, 1996 AND 1995


                                                                         AUGUST 31, 1996        August 31, 1995
                                                                         ---------------        ---------------
Sales                                                                       $22,323,467            $24,087,606

  Cost of Sales                                                              18,569,514             20,252,166
                                                                            ------------           ------------
Gross Profit on Sales                                                         3,753,953              3,835,440
                                                                            ------------           ------------

  Selling Expense                                                             1,105,110              1,163,139
  General and Administrative and Other Expense                                1,688,440              1,962,958
  Provision for Doubtful Accounts                                               107,980                 52,149
                                                                            ------------           ------------
      Total Expenses                                                          2,901,530              3,178,246
                                                                            ------------           ------------

Income from Operations Before Interest and Income Taxes                         852,423                657,194


  Interest Expense                                                              650,730                543,773
                                                                            ------------           ------------

Income Before Income Taxes and Extraordinary Item                               201,693                113,421


Provision for Income Taxes

  Current                                                                        32,480                 82,311
  Deferred                                                                       37,780                (33,191)
                                                                            ------------           ------------
      Total - Provision for Income Taxes                                         70,260                 49,120
                                                                            ------------           ------------

Income Before Extraordinary Item                                                131,433                 64,301

Extraordinary Gain (Net of Income Taxes of $170,772)                                                   287,061
                                                                            ------------           ------------


Net Income                                                                  $   131,433            $   351,362
                                                                            ============           ============


Net Income Per Common Share (Primary and Fully Diluted)

  Income Before Extraordinary Item                                          $       .08            $       .04
  Extraordinary Gain                                                                                       .18
                                                                            ------------           ------------
      Net Income Per Share                                                  $       .08            $       .22
                                                                            ============           ============



  The accompanying notes to financial statements are an integral part of this statement.

                              GLASSMASTER COMPANY
                                  LEXINGTON SC
                            STATEMENT OF CASH FLOWS
                  FISCAL YEARS ENDED AUGUST 31, 1996 AND 1995


                                                                         August 31, 1996        August 31, 1995
                                                                         ---------------        ---------------
Cash Flows From Operating Activities

   Net Income                                                                $  131,433            $   351,362
   Adjustments to Reconcile Net Income to Net Cash Provided
   (Used) by Operating Activities:
      Depreciation & Amortization                                               710,488                759,836
      (Gain) Loss on Disposal of Property                                                               60,219
      Increase in Deferred Income Taxes                                          37,780                137,581
      Extraordinary Gain                                                                              (457,833)
      Changes in Operating Assets and Liabilities:
         Accounts Receivable Decrease (Increase)                                700,593               (658,617)
         Insurance Claim Receivable Decrease (Increase)                                                330,958
         Inventories Decrease (Increase)                                       (150,547)              (767,290)
         Prepaid Expenses Decrease (Increase)                                   (12,017)               (40,485)
         Prepaid Income Taxes Decrease (Increase)                                68,108                (68,108)
         Accounts Payable Increase (Decrease)                                  (387,285)               231,989
         Accrued Expenses Increase (Decrease)                                   (62,567)              (148,031)
         Interest Payable Increase (Decrease)                                     7,082                (40,140)
         Income Taxes Payable Increase (Decrease)                                 1,886               (224,127)
                                                                            ------------           ------------

   Net Cash Provided (Used) by Operating Activities                           1,044,954               (532,686)
                                                                            ------------           ------------

Cash Flows From Investing Activities

   Cash Payments for the Purchase of Fixed Assets                              (895,633)            (2,129,996)
   Cash Surrender Value - Life Insurance                                        (59,275)               (35,932)
   Cash Proceeds from Insurance on Property                                                            478,866
   Cash Proceeds from the Sale of Fixed Assets                                                          26,290
                                                                            ------------           ------------

   Net Cash Provided (Used) by Investing Activities                            (954,908)            (1,660,772)
                                                                            ------------           ------------

Cash Flows From Financing Activities

   Proceeds From Issuance of Common Stock                                        18,439                 13,261
   Proceeds From Issuance of Long-Term Debt                                   2,747,108              1,627,892
   Principal Payments on Long-Term Debt                                      (2,409,257)              (947,851)
   Dividends Paid                                                               (48,332)               (96,103)
   Net Increase (Decrease) in Line of Credit                                   (420,008)             1,678,081
   Cash Payments for Loan Closing Costs                                         (10,463)               (10,715)
                                                                            ------------           ------------

   Net Cash Provided (Used) by Financing Activities                            (122,513)             2,264,565
                                                                            ------------           ------------

Net Increase (Decrease) in Cash                                                 (32,467)                71,107


Cash at Beginning of Year                                                       161,809                 90,702
                                                                            ------------           ------------

Cash at End of Year                                                         $   129,342            $   161,809
                                                                            ============           ============

Supplemental Disclosures of Cash Flow Information

   Cash Paid For:
     Interest (Net of Amount Capitalized)                                   $   643,648            $   583,913
     Income Taxes Paid                                                          100,000                374,546

  The accompanying notes to financial statements are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies

         Description of Business

              Glassmaster Company is a manufacturer of extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass composites, and flexible steel wire controls. The company markets its monofilament products primarily on a private brand basis, which are sold by company salesmen to original equipment manufacturers and distributors throughout North America, and to a lesser degree, Europe, South America, and the Pacific Rim. The Company's fiberglass products and composites are sold through in-house salesmen and regional manufacturers' sales representatives and are distributed throughout the United States and Canada. Flexible steel wire controls are sold through manufacturers' representatives or directly to original equipment manufacturers throughout North America.

         Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Principles of Consolidation

              The consolidated financial statements for the year ended August 31, 1996 and 1995 include the accounts of Glassmaster Company and its wholly-owned subsidiary, Glassmaster Controls Company, Inc., which was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material inter-company transactions have been eliminated.

         Cash and Cash Equivalents

              For the purpose of the statement of cash flows, the company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

         Accounts Receivable, net

              The company provides an allowance for losses on trade receivables based on a review of its past collection history. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $55,288 and $68,417 for the years ended August 31, 1996 and 1995 respectively.

         Inventories

              The method of determining the amount of inventories is lower of cost or market on a first-in, first-out basis. Inventories as shown on the Balance Sheet are classified below:

                                                                         1996               1995
                                                                     -----------        -----------
                          Materials & Supplies                       $ 1,617,020        $ 1,642,504
                          Work In Process                                651,635            489,469
                          Finished Products                              631,633            617,768
                                                                     -----------        -----------

                          Total                                      $ 2,900,288        $ 2,749,741
                                                                     ===========        ===========

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies (Cont'd)

         Fixed Assets

              The basis for determining the values of fixed assets is cost. Included in land is property valued at $100,374 which was donated to the Company by Lexington County, South Carolina.

              The provision for depreciation charged against income for the fiscal years ended August 31, 1996, and 1995, totaled $698,279, and $752,297 respectively. The company computes depreciation using the straight-line method over the estimated useful lives of the assets as
         indicated below.   The company uses applicable accelerated methods for
         tax purposes.

                                                                                         Estimated
              Asset Classification                  1996                1995            Useful Life
              --------------------              ------------        ------------        -----------
              Land                              $   190,274         $   190,274             N/A
              Buildings                           3,670,180           3,591,291         30-40 Years
              Furniture & Fixtures                  338,320             296,849           5-7 Years
              Automotive Equipment                  288,114             277,091           3-5 Years
              Plant Equipment                     5,315,428           4,704,147          7-10 Years
              Tooling and Dies                      630,829             516,234           3-5 Years
              Less:  Accumulated Depreciation    (4,556,828)         (3,896,923)
                                                ------------        ------------

                             Net                $ 5,876,317         $ 5,678,963
                             ---                ============        ============


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

              Components of the provision for income taxes on continuing operations are shown below:

                                                       1996                          1995
                                                       ----                          ----
                                              Current        Deferred        Current       Deferred
                                              --------       --------        --------      --------
                          Federal             $ 32,480       $ 30,778        $ 72,270     ($23,202)
                          State                                 7,002          10,041       (9,989)
                          Foreign                -0-            -0-             -0-          -0-
                                              --------       --------        --------     ---------
                                              $ 32,480       $ 37,780        $ 82,311     ($33,191)

              The principal elements accounting for the difference between the statutory federal income tax rate and the effective rates are:

                                                                              1996          1995
                                                                              ----          ----
                                                                            (Percent)     (Percent)
                          Statutory federal income tax rate                    34.0          34.0
                          Effect of tax loss carryovers - federal                             -0-
                          State income tax effect                                             8.8
                          Other                                                  .8            .5
                                                                               ----          ----
                          Effective corporate income tax rate                  34.8          43.3


                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies (Cont'd)

         Net Operating Loss Carry-forward

              For South Carolina tax purposes a net operating loss carry-forward of $65,667 is available for future periods. The carry-forward will expire in the year ended August 31, 2011.

         Advertising

              The company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $79,566 and $71,047 for the years ended August 31, 1996 and 1995, respectively.

Note 2.  Other Receivables

              Other receivables consists mainly of management's estimate of the amount it will recover from a customer currently in bankruptcy proceedings. As of August 31, 1996 the customer owed the company $258,308. Based on the bankruptcy court proceedings to date, the company charged 40% of the balance owed at August 31, 1996 against their allowance for doubtful accounts. The remaining 60%, or $154,985, has been recorded in other receivables.

Note 3.  Other Assets

              Other assets are composed of the following:

              CSV Life Insurance                $ 250,255   $ 190,980
              Deferred Tax Asset                   28,635       -0-
              Loan fees, net of Amortization       29,867      31,614
              Other                                30,000      30,000
                                                ---------   ---------

                   Total                        $ 338,757   $ 252,594
                                                =========   =========

Note 4.  Notes and Mortgages Payable

              Substantially all property, plant and equipment and a portion of CSV Life Insurance are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the Company with a revolving line of credit for working capital requirements. The amount available for borrowings under this line of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with a maximum available credit line of $4.0 million. The balance as of August 31, 1996 was $1,709,268 and at August 31, 1995 was $2,309,277. This credit agreement is subject to renegotiation and renewal every three-year period. The current contract will expire March 31, 1998.

              Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The company was not in violation of any of these loan covenants as of August 31, 1996.

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1996 AND 1995


Note 4.   Notes and Mortgages Payable (Cont'd)

              The following table sets forth the Company's indebtedness at the end of fiscal years 1996 and 1995.

                                                                    1996                             1995
                                                                    ----                             ----
                                                          Current        Long-Term         Current        Long-Term
                                                         ----------      ----------       ----------      ----------
         Financial Institutions
         Mortgages, interest ranging from 8.882% fixed
           to Prime + .875%, maturities to 2005          $  218,414      $2,088,542       $  194,329      $2,087,119
         Notes, interest ranging from Prime + .5% to
           Prime + 1.25%, maturities within 12 months     1,934,268           ---          2,454,277           ---
         Installment Notes, interest range from
           1.9% to Prime + 1.25%, maturities to 2001        888,655       1,401,254          796,999       1,072,986
         Local Government 2nd Mortgage, interest at 3%
           fixed, maturity November 9, 2004                   8,360         178,522            7,560         186,903
                                                              -----         -------            -----         -------

           Totals                                        $3,049,697      $3,668,318       $3,453,165      $3,347,008
                                                         ==========      ==========       ==========      ==========


              At August 31, 1996, long-term debt was due in aggregate annual installments of $1,115,429, $694,674, $882,260, $650,503, and
         $1,370,672 in each of the five years ending August 31, 2001. The Prime interest rate was 8.25% and 8.75% respectively, for years ended August 31, 1996 and 1995.


Note 5.  Stock Options

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

              As of August 31, 1996 and 1995, options to purchase 254,500 shares had been granted, and 50,200 shares and 61,834 shares respectively, were exercisable. Most options granted will be vested at 20% per year with the total being vested by the end of the fifth year, and the options will expire at 20% per year beginning in the sixth year and will terminate at the end of the tenth year at a price of $1.00 per share for 165,000 shares granted, $1.25 per share for 15,000 shares granted, $2.25 per share for 30,000 shares granted, $3.00 per share for 10,000 shares granted, and $4.00 per share for the remaining 34,500 shares granted. The exercise price as stated above approximates the fair market value of the underlying common stock at the date granted.

              Options to purchase 15,734 and 7,733 shares of common stock, respectively were exercised during the fiscal years ended August 31, 1996 and August 31, 1995 at prices ranging from $1 to $2.25 per share. A total of 49,200 options have been forfeited due to the expiration of time or termination of employment.

Note 6.  Donated Capital

              Donated capital of $124,210 represents the fair market value of
         23.4 acres of land, grading, and paving, donated to the Company in fee simple by Lexington County, South Carolina, in 1965. Approximately
         4.5 acres of this land was sold during the fiscal years 1981, 1982, and 1983.

                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1996 AND 1995


Note 7.  Earnings Per Share

              Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the average market price of the company's stock. The number of shares used in the computations were 1,616,020 in 1996 and 1,596,785 in 1995.

Note 8.  Defined Contribution Plan

              The Company established a qualified 401(K) defined contribution plan effective January 1, 1990. The plan year ends on December 31. Participation in the plan is voluntary and employees may contribute from 1% to 15% of eligible compensation on a tax-deferred basis.

              The amount to be contributed by the Company will be determined each year prior to December 1. The proposed match for the plan year
         (1996) is $.25 for each $1.00 of employee contributions up to a maximum 6% of eligible compensation.

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

              The amount of expense charged to operations was $60,314 for the year ended August 31, 1996 and $66,782 for 1995.

Note 9.  Storm Damage/Insurance Receivable

              On August 16, 1994 a tornado inflicted damage to company property located in Lexington, S.C. The damage included structural damage to buildings, loss of inventory and loss of approximately 20% of production capacity for a two-month period. The company had accumulated reimbursable costs of $153,597 and had recorded $427,361 as a receivable for the lost inventory as of August 31, 1994. These amounts were offset by a $250,000 advance payment received from the insurance company prior to year end resulting in a net receivable of $330,958 as of August 31, 1994. The Company and its insurance company reached a full and satisfactory settlement during the year ended August 31, 1995. Amounts received for excess costs incurred from the storm were charged directly against those expenses. Amounts received for damaged inventory and business interruption were charged to operating income during the current period. Amounts received for destroyed and damaged property were treated as if the property was sold and has been recorded as an extraordinary gain of $457,833 net of income tax effects of $170,772 on the income statement.

Note 10. Non-Cash Transaction - Conversion of Debentures

              On December 4, 1994, debentures in the amount of $46,700 were converted into 11,675 shares of common stock at $4.00 per share. The remaining debentures were paid in cash during the fiscal year ended August 31, 1995.

Note 11. Reclassification of Financial Statement Presentation

              Certain reclassifications have been made to the August 31, 1995 financial statements to conform with the 1996 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

                              GLASSMASTER COMPANY

                                LEXINGTON, S.C.

                                OCTOBER 31, 1996





         We have audited the consolidated balance sheets of Glassmaster Company and subsidiary as of August 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows, for the two-year period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glassmaster Company and subsidiary as of August 31, 1996 and 1995, and the respective results of its operations and its cash flows for the two-year period ended August 31, 1996, in conformity with generally accepted accounting principles.




                                        Brittingham, Dial & Jeffcoat
                                        Certified Public Accountants
                                        501 State Street
                                        PO Box 5949
                                        West Columbia, SC 29171

                                 EXHIBIT INDEX



Exhibit No.                             Exhibit                                                   Sequential Page No.
-----------                             -------                                                   -------------------
    3.1       Amended and Restated Certificate of Incorporation of the Company, filed as
              Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated
              herein by reference.                                                                        ---

    3.2       Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K
              for the year ended August 31, 1991 and incorporated herein by reference.                    ---

   10         Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan,
              filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and
              incorporated herein by reference.                                                           ---

   11         Computation of Earnings Per Share for two years ended August 31, 1996 and 1995.             23

   21         Subsidiaries of the Company.                                                                24

   27         Financial Data Schedule (SEC use only).                                                     ---
