Form 10QSB
period 1996-12-01
GLASSMASTER CO
filed 1997-01-14
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended  December 1, 1996.
                                     ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                      Commission file number    0-2331
                                             ------------

                             GLASSMASTER COMPANY
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

     South Carolina                                        57-0283724
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
 Incorporation of organization                         Identification No.)

         PO Box 788, Lexington SC                            29071
-------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:          803-359-2594
                                                 ------------------------------

                                   No Change
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

  (1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
         YES  X    NO
             ---      ---

  (2)    Has been subject to such filing requirements for the past 90 days
         YES  X    NO
             ---      ---

Common shares outstanding December 1, 1996:    1,617,096 par value $0.03
                                            --------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                  (Thousands)

                                                                             December 1, 1996         August 31, 1996
                                                                             ----------------         ---------------
                                                                                (Unaudited)

                           ASSETS

Current Assets:
   Cash                                                                                  $    80               $   129
   Accounts Receivable (Net of Reserve)                                                    3,027                 2,725
   Other Current Receivables                                                                 199                   176
   Inventories:
      Raw Materials                                                        $ 1,769                     $ 1,617
      Work in Process                                                          652                         652
      Finished Products                                                        812         3,233           631   2,900
   Prepaid Expenses and Other Current Assets                               -------           247       -------      82
                                                                                          ------                ------
               Total Current Assets                                                        6,786                 6,012

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                                        5,783                 5,876

Other Assets
   CSV Life Insurance and Other Unamortized Assets                                           337                   339
                                                                                         -------               -------
Total Assets                                                                             $12,906               $12,227
                                                                                         =======               =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                                      $ 1,984               $ 1,268
   Accrued Expenses                                                                          190                   195
   Accrued Income Taxes                                                                       15                     2
   Notes & Mortgages Payable                                                               3,219                 3,050
                                                                                         -------               -------
               Total Current Liabilities                                                   5,408                 4,515

Long Term Liabilities
   Notes & Mtges, Due After One Year                                       $ 3,502                     $ 3,669
   Deferred Income Taxes                                                       514         4,016           514   4,183
                                                                           -------       -------       -------  ------
Total Liabilities                                                                          9,424                 8,698

Stockholders' Equity
   Capital Stock (Authorized 5,000,00 Shares $0.03
      Par -  1,617,096 (1997), 1,617,096 (1996)
      Shares Issued and Outstanding                                        $    49                      $   49
   Paid-In Capital                                                           1,341                       1,341
   Donated Capital                                                             124                         124
   Retained Earnings                                                         1,968         3,482         2,015   3,529
                                                                           -------       -------        ------ -------
Total Liabilities and Equity                                                             $12,906               $12,227
                                                                                         =======               =======

                              Glassmaster Company
                   Consolidated Comparative Income Statement
              (In thousands except per share amounts)(Unaudited)



                                                                                        Three Months Ended
                                                                         December 1, 1996                 December 3, 1995
                                                                         ----------------                 ----------------
Net Sales                                                                    $ 4,776                           $ 5,796
   Cost of Sales                                                               4,015                             4,825
                                                                             -------                           -------
Gross Profit                                                                     761                               971

Costs and Expenses:
   Selling                                                                       235                               255
   General and Administrative                                                    257                               285
   Other Income and Expense - Net                                                196                               228
                                                                             -------                           -------
Total Expenses                                                                   688                               768

Income From Operations                                                            73                               203
   Interest Expense                                                              151                               152
                                                                             -------                           -------

Income Before Income Taxes                                                       (78)                               51
   Income Taxes                                                                  (31)                               16
                                                                             -------                           -------

Net Income                                                                   $   (47)                          $    35
                                                                             =======                           =======





Earnings Per Share (1,617,096 Shares)                                        $ (0.03)

Earnings Per Share (1,601,829 Shares)                                                                             0.02

Dividends Paid Per Share                                                     $  0.00                           $  0.00
                                                                             =======                           =======

                              Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                                          Three Months Ended
                                                                                  December 1, 1996        December 3, 1995
                                                                                  ----------------        ----------------
Cash Flows From Operating Activities
   Net Income                                                                        $   (47)                   $    35
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                                       187                        154
      Amortization                                                                         2                          3
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                                             (324)                      (123)
         Decrease (Increase) in Inventories                                             (335)                      (416)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                                         (164)                       (29)
         Increase (Decrease) in Accounts Payable                                         732                        884
         Increase (Decrease) in Accrued Expenses                                          (9)                       (44)
                                                                                     -------                    -------
Net Cash Provided (Used) By Operating Activities                                          42                        464
                                                                                     -------                    -------
Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                                                  93                        267
   Disposal of Fixed Assets - Net Book Value                                               0                          0
   Increase (Decrease) in CSV Life Insurance                                               0                          0
   Additional Investment in Other Assets                                                   0                          6
                                                                                     -------                    -------
Net Cash Used By Investing Activities                                                     93                        273
                                                                                     -------                    -------
Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                                                 0                          2
   Proceeds from Short-Term Borrowings                                                     0                        117
   Repayment of Short-Term Borrowings                                                    (81)                       (71)
   Proceeds from Long-Term Obligations                                                     0                      1,419
   Repayment of Long-Term Obligations                                                   (167)                    (1,335)
   Net Increase (Decrease) in Short-Term Revolving
     Line of Credit                                                                      250                       (368)
                                                                                     -------                    -------
Net Cash Provided (Used) By Financing Activities                                           2                       (236)
                                                                                     -------                    -------
Net Increase (Decrease) In Cash                                                          (49)                       (45)

Cash At Beginning of Period                                                              129                        162
                                                                                     -------                    -------
Cash At End of Period                                                                $    80                    $   117
                                                                                     =======                    =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                                           $   153                    $   154
      Income Taxes                                                                         2                          0

                             Glassmaster Company
                       Notes to Consolidated Financial
                            Statements (Unaudited)


NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 1, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996. Certain prior year amounts may have been reclassified to conform with the 1997 presentation.


Item 2.  Management's Discussion and Analysis

RESULT OF OPERATIONS

         Consolidated sales for the first quarter ended December 1, 1996 (fiscal 1997) were $4,776,220, a decrease of 17.6% when compared to sales of the first quarter of the 1996 fiscal year. The decrease in first quarter sales is due to a 21.7% decline in sales reported by Glassmaster Controls Company ("Controls"). Shipments by this division continue to be impacted by a slowdown in the medium and heavy duty truck manufacturing business that is expected to continue well into 1997. Sales by the Monofilament Division were 18.4% lower than the prior year first quarter due primarily to a decrease in shipments of nylon weed trimmer line and Nybrad abrasive monofilaments. First quarter sales by the Composites Division increased 2% compared to last year.

         Gross profit margins realized during the first quarter were 15.9% of sales compared to 16.8% of sales in the prior year quarter. The decrease in profit margins is due to reduced production levels at Controls that were adjusted in response to the lower sales volume.

         Selling, G&A, and Other expenses totalled $687,679 during the first quarter, a decrease of 11.5% when compared to the first quarter of the 1996 fiscal year though as a percent of sales, these expenses increased from 13.2% last year to 14.4% this year. Interest Expense was $151,402 this year compared with $152,142 during the prior year first quarter. Interest Expense increased from 2.6% of sales last year to 3.2% of sales this year due to this year's lower quarterly sales.

         Net Consolidated Income (Loss) during the current year first quarter was ($47,319) compared with $34,611 last year. This year's first quarter includes an income tax benefit of $30,465 due to the pre-tax loss and the availability of the net operating loss carry-back whereas last year's first quarter Net Income included a provision for income tax expense of $16,426.

LIQUIDITY AND CAPITAL RESOURCES

         The working capital of the company decreased by approximately $119,000 during the first quarter primarily due to the repayment of long-term debt ($167,000) coinciding with the net operating loss. Capital additions were modest ($93,000) during the quarter and no significant capital expenditures are currently planned.

         The net operating assets and liabilities of the company increased by approximately $100,000 due primarily to increases in accounts receivable ($324,000) and inventories ($335,000). The increased operating capital requirement was funded by supplier trade credit and by borrowings under short-term credit facilities secured by receivables and inventories. These financing agreements provide for total revolving credit up to $4.5 million. As of December 1, 1996, borrowings outstanding under the credit lines were approximately $2.2 million.

The company currently anticipates that its cash requirements during the remainder of this fiscal year will be provided by operating activities and from existing and committed credit facilities.


                          PART II - OTHER INFORMATION

Item 5.  Other Information - None.

                              Glassmaster Company
                                  Lexington SC





Item 6.  Exhibits and Reports on Form 8-K

        a)    Exhibits.

                 Exhibit No.                       Description
                 -----------                       -----------
                    27 December 1, 1996 Financial Data Schedule (for SEC use only.)
        b)    Reports on Form 8-K.

              There were no reports on Form 8-K filed during the quarter ended December 1, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GLASSMASTER COMPANY



Date      January 10, 1997              /s/ Raymond M. Trewhella
     ---------------------------        -------------------------------------
                                        Raymond M. Trewhella
                                        (President and
                                        Principal Executive Officer)



Date      January 10, 1997              /s/ Steven R. Menchinger
     ---------------------------        -------------------------------------
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