Form 10QSB
period 1997-03-02
GLASSMASTER CO
filed 1997-04-16
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended March 2, 1997.
                                        -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                          Commission file number 0-2331
                                                 ------

                               GLASSMASTER COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       South Carolina                                     57-0283724
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 Incorporation of organization                       Identification No.)

         PO Box 788, Lexington SC                            29071
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:          803-359-2594
                                                 -----------------------------

                                   No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

         YES   X    NO
             -----     -----

(2)      Has been subject to such filing requirements for the past 90 days

         YES   X    NO
             -----     -----

Common shares outstanding March 2, 1997:    1,620,096 par value $0.03
                                          -----------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                              March 2, 1997           August 31, 1996
                                                              -------------           ---------------
                                                               (Unaudited)
                           ASSETS
Current Assets:
   Cash                                                               $    86                     $   129
   Accounts Receivable (Net of Reserve)                                 3,411                       2,725
   Other Current Receivables                                              294                         176
   Inventories:
      Raw Materials                                    $ 1,714                      $ 1,617
      Work in Process                                      624                          652
      Finished Products                                    765          3,103           631         2,900
                                                       -------                      -------
   Prepaid Expenses and Other Current Assets                              190                          82
                                                                      -------                     -------
               Total Current Assets                                     7,084                       6,012

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                     5,672                       5,876

Other Assets
   CSV Life Insurance and Other Unamortized Assets                        335                         339
                                                                      -------                     -------

Total Assets                                                          $13,091                     $12,227
                                                                      =======                     =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                   $ 1,946                     $ 1,268
   Accrued Expenses                                                       218                         195
   Accrued Income Taxes                                                     0                           2
   Notes & Mortgages Payable                                            3,509                       3,050
                                                                      -------                     -------
               Total Current Liabilities                                5,673                       4,515

Long Term Liabilities
   Notes & Mtges, Due After One Year                   $ 3,366                      $ 3,669
   Deferred Income Taxes                                   514          3,880           514         4,183
                                                       -------        -------       -------        ------

Total Liabilities                                                       9,553                       8,698

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares
      $0.03 Par - 1,620,096 (1997), 1,617,096 (1996)
      Shares Issued and Outstanding                    $    49                      $    49
   Paid-In Capital                                       1,344                        1,341
   Donated Capital                                         124                          124
   Retained Earnings                                     2,021          3,538         2,015         3,529
                                                       -------        -------       -------       -------

Total Liabilities and Equity                                          $13,091                     $12,227
                                                                      =======                     =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                        Three Months Ended
                                                 March 2, 1997       March 3, 1996
                                                 -------------       -------------

Net Sales                                           $5,401               $ 5,500
   Cost of Sales                                     4,411                 4,613
                                                    ------               -------
Gross Profit                                           990                   887

Costs and Expenses:
   Selling                                             275                   276
   General and Administrative                          263                   237
   Other Income and Expense - Net                      218                   209
                                                    ------               -------
Total Costs and Expenses                               756                   722

Income From Operations                                 234                   165
   Interest Expense                                    152                   162
                                                    ------               -------

Income Before Income Taxes and
  Extraordinary Item                                    82                     3
   Income Taxes                                         28                    (8)
                                                    ------               -------


Net Income                                          $   54               $    11
                                                    ======               =======


Earnings Per Share (1,620,096 Shares)                 0.03

Earnings Per Share (1,613,096 Shares)                                       0.01

Dividends Paid Per Share                            $ 0.00               $  0.00
                                                    ======               =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                      Six Months Ended
                                              March 2, 1997        March 3, 1996
                                              -------------        -------------

Net Sales                                        $ 10,177             $11,297
   Cost of Sales                                    8,425               9,438
                                                 --------             -------
Gross Profit                                        1,752               1,859

Costs and Expenses:
   Selling                                            510                 532
   General and Administrative                         519                 522
   Other Income and Expense - Net                     415                 436
                                                 --------             -------
Total Costs and Expenses                            1,444               1,490

Income From Operations                                308                 369
   Interest Expense                                   304                 315
                                                 --------             -------

Income Before Income Taxes and
  Extraordinary Item                                    4                  54
   Income Taxes                                        (2)                  9
                                                 --------             -------


Net Income                                       $      6             $    45
                                                 ========             =======


Earnings Per Share (1,620,096 Shares)                0.00

Earnings Per Share (1,613,096 Shares)                                    0.03

Dividends Paid Per Share                         $   0.00             $  0.03
                                                 ========             =======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                Six Months Ended
                                                         March 2, 1997      March 3, 1996
                                                         -------------      -------------
Cash Flows From Operating Activities
   Net Income                                                 $   6             $    45
   Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) by Operating Activities:
      Depreciation                                              373                 329
      Amortization                                                4                   5
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                    (803)               (556)
         Decrease (Increase) in Inventories                    (204)               (375)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                (108)                (69)
         Increase (Decrease) in Accounts Payable                696                 400
         Increase (Decrease) in Accrued Expenses                  3                 (28)
                                                              -----             -------
Net Cash Provided (Used) By Operating Activities                (33)               (249)
                                                              -----             -------

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                        170                 322
   Additional Investment in Other Assets                          0                   5
                                                              -----             -------
Net Cash Used By Investing Activities                           170                 327
                                                              -----             -------

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                        3                  18
   Payment of Dividend                                            0                 (48)
   Proceeds from Short-Term Borrowings                          100                 285
   Repayment of Short-Term Borrowings                          (100)                (58)
   Proceeds from Long-Term Obligations                            0               1,419
   Repayment of Long-Term Obligations                          (303)             (1,511)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                            460                 409
                                                              -----             -------
Net Cash Provided (Used) By Financing Activities                160                 514
                                                              -----             -------

Net Increase (Decrease) In Cash                                 (43)                (62)

Cash At Beginning of Period                                     129                 162
                                                              -----             -------

Cash At End of Period                                         $  86             $   100
                                                              =====             =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                    $ 292             $   310
      Income Taxes                                               (6)                (32)

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 2, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996. Certain prior year amounts may have been reclassified to conform with the 1997 presentation.


Item 2.  Management's Discussion and Analysis

RESULT OF OPERATIONS

         Consolidated sales for the second quarter ended March 2, 1997 were $5,401,223, a decrease of approximately 2% when compared to the second quarter of the 1996 fiscal year. The decrease in second quarter sales is due to a 19% decline in sales by the Composites Division when compared to the same prior year period. Year-to-date sales total $10,177,443 and are 10% less than last year's six-month total sales. Year-to-date sales are lower by 7% at Composites, 9% at Monofilament, and 11% at Controls. The decrease in sales at Composites is primarily due to the decision by a key customer to discontinue its purchase of an antenna that contributed significantly to the revenue base of this division. New products are in development and by the end of the fourth quarter of this fiscal year should begin to generate the sales needed to replace and exceed revenue lost. Sales by the Monofilament Division are lower due to the transition from high volume, lower margin products such as bulk nylon trimmer line to lower volume, better profit margin products like polyester weaving filaments. At Glassmaster Controls Company sales are lower due to a prolonged slowdown in production levels by its largest segment of customers, heavy duty truck manufacturers. Late in the second quarter, order patterns began to accelerate and sales are expected to exceed prior year levels during the remainder of this fiscal year.

         Gross profit margins during the second quarter were 18.3% this year compared to 16.1% in last year's second quarter and on a year-to-date basis have increased to 17.2% of sales this year versus 16.4% of sales last year. The increase in gross margins compared to last year is due to a better mix of products and favorable raw material costs at Monofilament and improved manufacturing efficiencies at Controls. This improvement in consolidated gross profit margins was restrained due to the addition of technical and production personnel at Composites. The additional staff will have a negative affect on profit margins at Composites until additional product sales are realized.

         Selling, General and Administrative, and Other Expenses were 4.6% higher during this year's second quarter when compared to last year due to higher claims experienced relative to employee insurance plans. On a year-to-date basis these expenses are lower by 3.2% compared with the prior year. Interest expense declined slightly during the second quarter and year-to-date periods when compared to last year due to lower average debt levels.

         Net Consolidated Income for the second quarter was $53,513 compared to $10,513 last year, and year-to-date Net Income totals $6,194 versus $45,125 last year. This year's second quarter results include a provision for Income Taxes of $28,292, while last year included an Income Tax benefit of $7,783.



LIQUIDITY AND CAPITAL RESOURCES

         The working capital of the company has decreased by approximately $86,000 so far this year and totals $1.4 million as of the end of the second quarter. During the first six months of this fiscal year, working capital was used to fund additional equipment and tooling purchases of $170,000 whereas in the prior year comparable period $322,000 was spent on capital additions. The company has repaid approximately $300,000 in long-term debt so far this fiscal year.

         The net operating assets and liabilities of the company have increased by approximately $416,000 this year do to increases in accounts receivable ($803,000) and inventories ($204,000). The increased operating capital requirement was funded by supplier trade credit and by borrowings under short-term credit facilities secured by receivables and inventories. These financing agreements provide for total revolving credit up to $4.5 million. As of March 2, 1997, borrowings outstanding under the credit lines were approximately $2.4 million.

         The company recently entered into agreements to purchase additional production equipment at Controls ($130,000) and Monofilament ($150,000) and expects to fund these acquisitions with five-year term debt and working capital. Other than these equipment additions, the company currently anticipates that its cash requirements during the remainder of this fiscal year will be provided by operating activities and from existing and committed credit facilities.

                               Glassmaster Company
                                  Lexington SC


                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           a)     Exhibits.

                  Exhibit No.                         Description
                  -----------                         -----------
                     27                  March 2, 1997 Financial Data Schedule
                                         (SEC Use Only)

           b)     Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended March 2, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GLASSMASTER COMPANY



Date       April 11, 1997                    /s/ Raymond M. Trewhella
     --------------------------              ------------------------
                                             Raymond M. Trewhella
                                             (President and
                                             Principal Executive Officer)



Date       April 11, 1997                    /s/ Steven R. Menchinger
     --------------------------              ------------------------
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