Form 10QSB
period 1997-06-01
GLASSMASTER CO
filed 1997-07-15
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 1, 1997.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                          Commission file number 0-2331

                               GLASSMASTER COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       South Carolina                                     57-0283724
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
 Incorporation of organization                         Identification No.)

         PO Box 788, Lexington SC                            29071
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:          803-359-2594
                                                       ----------------

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

Common shares outstanding June 1, 1997:      1,620,096 par value $0.03
                                           -----------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                                June 1, 1997               August 31, 1996
                                                                ------------               ---------------
                                                                (Unaudited)
                           ASSETS
                           ------

Current Assets:
   Cash                                                                   $    35                     $   129
   Accounts Receivable (Net of Reserve)                                     3,425                       2,725
   Other Current Receivables                                                  334                         176
   Inventories:
      Raw Materials                                        $ 1,961                      $ 1,617
      Work in Process                                          611                          652
      Finished Products                                        468          3,040           631         2,900
                                                           -------                      -------
   Prepaid Expenses and Other Current Assets                                  138                          82
                                                                          -------                     -------
               Total Current Assets                                         6,972                       6,012

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                         6,072                       5,876

Other Assets
   CSV Life Insurance and Other Unamortized Assets                            333                         339
                                                                          -------                     -------

Total Assets                                                              $13,377                     $12,227
                                                                          =======                     =======

             LIABILITIES AND STOCKHOLDERS EQUITY
             -----------------------------------

Current Liabilities:
   Accounts Payable                                                       $ 1,927                     $ 1,268
   Accrued Expenses                                                           307                         195
   Accrued Income Taxes                                                        43                           2
   Notes & Mortgages Payable                                                3,645                       3,050
                                                                          -------                     -------
               Total Current Liabilities                                    5,922                       4,515

Long Term Liabilities
   Notes & Mtges, Due After One Year                       $ 3,299                      $ 3,669
   Deferred Income Taxes                                       514          3,813           514         4,183
                                                           -------        -------       -------        ------

Total Liabilities                                                           9,735                       8,698


Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,620,096 (1997), 1,617,096 (1996)
      Shares Issued and Outstanding                        $    49                      $    49
   Paid-In Capital                                           1,344                        1,341
   Donated Capital                                             124                          124
   Retained Earnings                                         2,125          3,642         2,015         3,529
                                                           -------        -------       -------       -------

Total Liabilities and Equity                                              $13,377                     $12,227
                                                                          =======                     =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                          Three Months Ended
                                                June 1, 1997         June 2, 1996
                                                ------------         ------------

Net Sales                                           $5,641               $6,407
   Cost of Sales                                     4,569                5,439
                                                    ------               ------
Gross Profit                                         1,072                  968

Costs and Expenses:
   Selling                                             289                  289
   General and Administrative                          264                  312
   Other Income and Expense - Net                      207                  182
                                                    ------               ------
Total Costs and Expenses                               760                  783

Income From Operations                                 312                  185
   Interest Expense                                    164                  159
                                                    ------               ------

Income Before Income Taxes                             148                   26
   Income Taxes                                         45                    7
                                                    ------               ------


Net Income                                          $  103               $   19
                                                    ======               ======


Earnings Per Share (1,620,096 Shares)                 0.06

Earnings Per Share (1,613,096 Shares)                                      0.01

Dividends Paid Per Share                            $ 0.00               $ 0.00
                                                    ======               ======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                          Nine Months Ended
                                                 June 1, 1997          June 2, 1996
                                                 ------------          ------------

Net Sales                                           $15,819               $17,704
   Cost of Sales                                     12,995                14,877
                                                    -------               -------
Gross Profit                                          2,824                 2,827

Costs and Expenses:
   Selling                                              799                   821
   General and Administrative                           783                   834
   Other Income and Expense - Net                       622                   619
                                                    -------               -------
Total Costs and Expenses                              2,204                 2,274

Income From Operations                                  620                   553
   Interest Expense                                     468                   473
                                                    -------               -------

Income Before Income Taxes                              152                    80
   Income Taxes                                          43                    15
                                                    -------               -------


Net Income                                          $   109               $    65
                                                    =======               =======


Earnings Per Share (1,620,096 Shares)                  0.07

Earnings Per Share (1,613,096 Shares)                                        0.04

Dividends Paid Per Share                            $  0.00               $  0.03
                                                    =======               =======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                              Nine Months Ended
                                                        June 1, 1997    June 2, 1996
                                                        ------------    ------------
Cash Flows From Operating Activities
   Net Income                                              $ 109          $    65
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                           560              491
      Amortization                                             6                8
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                 (857)            (379)
         Decrease (Increase) in Inventories                 (142)            (131)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                              (56)             (18)
         Increase (Decrease) in Accounts Payable             677              570
         Increase (Decrease) in Accrued Expenses             135               (7)
                                                           -----          -------
Net Cash Provided (Used) By Operating Activities             432              599
                                                           -----          -------

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                     756              405
   Additional Investment in Other Assets                       0               10
                                                           -----          -------
Net Cash Used By Investing Activities                        756              415
                                                           -----          -------

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                     3               18
   Payment of Dividend                                         0              (48)
   Proceeds from Short-Term Borrowings                       100              255
   Repayment of Short-Term Borrowings                       (152)            (125)
   Proceeds from Long-Term Obligations                       132            1,419
   Repayment of Long-Term Obligations                       (502)          (1,679)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                         649              (81)
                                                           -----          -------
Net Cash Provided (Used) By Financing Activities             230             (241)
                                                           -----          -------

Net Increase (Decrease) In Cash                              (94)             (57)

Cash At Beginning of Period                                  129              162
                                                           -----          -------

Cash At End of Period                                      $  35          $   105
                                                           =====          =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                 $ 457          $   476
      Income Taxes                                            (6)             (32)

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 1, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996. Certain prior year amounts may have been reclassified to conform with the 1997 presentation.



Item 2.  Management's Discussion and Analysis

RESULT OF OPERATIONS

         Consolidated sales for the third quarter ended June 1, 1997 were $5,641,301, a decrease of approximately 12% when compared to the third quarter of the 1996 fiscal year. The decrease in third quarter sales is due to a 15% decline in sales of monofilament products and a 44% decrease in composites and antenna sales when compared to the prior year period. Sales of control cables and panels during the third quarter were 13% higher than last year's comparable period. Year-to-date sales total $15,818,744 and are 10.6% less than last year's nine-month total sales. Year-to-date sales are lower by 21% at Composites, 11% at Monofilament, and 3% at Controls. The decrease in sales at Composites is due to the decision by a key customer to discontinue purchasing a certain antenna that contributed significantly to the revenue base of this division. Product development efforts continue that will enable this division to generate additional sales in specialty fiberglass and composites markets during the 1998 fiscal year. Sales by the Monofilament Division are lower due to a continuing transition from high volume, low margin products such as bulk trimmer line to lesser volume, higher margin products like polyester weaving filaments. Trimmer line sales accounted for approximately 32% of year-to-date sales last year but have been reduced to 17% of sales so far this fiscal year. At Glassmaster Controls Company, orders and shipments improved throughout the third quarter. An improving outlook by this division's largest segment of customers, heavy-duty truck manufacturers, and efforts to expand product offerings into electronic control panel and cable assemblies, should enable sales generated by Controls to continue to exceed prior year levels into the 1998 fiscal year.

         Gross profit margins during the third quarter were 19.0% this year compared to 15.1% in last year's third quarter. Year-to-date profit margins have increased to 17.9% of sales versus 16.0% of sales last year to date. The increase in gross margins compared to the prior year is due to a better mix of products sold and favorable raw material costs at Monofilament and improved manufacturing efficiencies at Controls. This improvement in consolidated gross profit margins has been restrained due to the addition of technical and production personnel at Composites to assist in new product development efforts. Profit margins at Composites will continue to be impacted until additional product sales are realized.

         Selling, General and Administrative, and Other Expenses were 2.9% lower during this year's third quarter when compared to last year and are 3.0% lower this year to date compared with the same nine-month period during the 1996 fiscal year. Lower overall costs associated with employee benefits are responsible for the decrease. Interest expense is relatively unchanged when compared to the prior year quarterly and year-to-date periods as average debt levels and interest rates have remained relatively stable.

         Net Income for the third quarter was $103,092 compared to $19,496 last year, and year-to-date Net Income totals $109,286 versus $64,621 last year. This year's third quarter and year-to-date results include a provision for Income Taxes of $44,843 and $42,670, respectively, compared with the prior year quarterly and year-to-date totals of $6,854 and $15,497, respectively. Earnings Per Share for the third quarter was $0.06 compared with $0.01 during the prior year quarter and on a year-to-date basis totals $0.07 this year versus $0.04 last year.



LIQUIDITY AND CAPITAL RESOURCES

         The working capital of the company totals $1.05 million as of the end of the third quarter and has decreased by approximately $350,000 during the third quarter and $447,000 so far this year. The decrease in working capital during the quarter is due to the acquisition of additional production equipment that has been funded with a short-term revolving credit line pending the completion of a long-term leasing agreement.

         The net operating assets and liabilities of the company have increased by approximately $243,000 so far this year due to increases in accounts receivable and inventories. the increased operating capital requirement has been funded by supplier trade credit and by borrowings under short-term credit facilities secured by receivables and inventories. These financing agreements provide for total revolving credit of up to $4.5 million. As of June 1, 1997, borrowings outstanding under these credit lines totalled approximately $2.6 million.

         Other than the long-term lease previously discussed, the company currently anticipates that its cash requirements during the remainder of this fiscal year and into the 1998 fiscal year will be provided by operating activities and from existing and committed credit facilities.

                               Glassmaster Company
                                  Lexington SC


                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           a)     Exhibits.

                        Exhibit No.        Description
                        -----------        -----------
                            27             June 1, 1997 Financial Data Schedule
                                           (SEC Use Only)

           b)     Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended June 1, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GLASSMASTER COMPANY



Date       July 11, 1997                     /s/ Raymond M. Trewhella
     --------------------------              ------------------------
                                             Raymond M. Trewhella
                                             (President and
                                             Principal Executive Officer)



Date       July 11, 1997                     /s/ Steven R. Menchinger
     --------------------------              ------------------------
                                             Steven R. Menchinger
                                             (Treasurer, Controller, and
                                             Principal Financial Officer)

                                  EXHIBIT INDEX




              Exhibit
                 No.                      Description
                 ---                      -----------

                 27                       Financial Data Schedule