Form 10KSB40
period 1997-08-31
GLASSMASTER CO
filed 1997-11-26
CIK 109870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-KSB

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1997          Commission File Number 0-2331

                               GLASSMASTER COMPANY
        (Exact name of small business issuer as specified in its charter)

       South Carolina                                  57-0283724
 (State of incorporation)                         (IRS Employer ID No.)

      PO Box 788, Lexington SC                               29071
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:         803-359-2594

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.03 per share
                     --------------------------------------
                                (Title of Class)


Indicate by an "X" whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.    YES    X         NO
                          -----           -----

Indicate by an "X" if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---
State issuer's revenues for its most recent fiscal year.     $21,321,501

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,001,621 as of October 31, 1997, based on the average high and low sales price of $3.00 per share.

The number of shares outstanding of the registrant's common stock, as of October 31, 1997 was 1,620,096 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer's definitive proxy statement for the 1998 annual meeting of stockholders that will be filed no later than December 31, 1997.

                                     PART I


Item 1.  Business

    (a)    General Development of Business

           The Company was founded in 1946 as the Koolvent Metal Awning Company and incorporated under the laws of the State of South Carolina. During 1958 the Glassmaster line of fiberglass pleasure boats was introduced. In 1959 the metal awning division was sold to concentrate efforts on the pleasure boat business, the corporate name was changed to Glassmaster Plastics Company, and the Company became a publicly held corporation and presently has approximately 1,250 stockholders.

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

    (b)    Narrative Description of Business

           The Company is a manufacturer of thermoplastic and thermoset plastic materials that result in a variety of products within a single industry segment and are categorized by product line as follows: extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass and composites, and flexible steel wire controls and molded plastic control panels.

           The Company's Monofilament Division extrudes monofilaments from nylon, polyester, polyolefins and other engineering resins for use in a wide array of markets and applications including textiles (sewing thread), lawn and garden care (trimmer line), recreational products (fish line), and industrial weaving and industrial filtration. Monofilament, as produced by the Company, begins with a thermoplastic resin which is processed through a melting device (extruder) and subsequently oriented to form single strand fibers of various diameters, tensile strengths and moduli. Specialized monofilaments for industrial applications are manufactured for use in other major industries including paper machine clothing for the paper industry and abrasive bristles for brushes used in metal and wood finishing. The Company markets its monofilament products primarily on a private brand basis, which are sold by company salesmen to original equipment manufacturers and distributors throughout North America and, to a lesser degree, Europe, South America, and the Pacific Rim.

           The Company's Composites Division manufactures a line of fiberglass marine and CB antennas for use in pleasure craft and commercial fishing vessels. This division also manufactures pultruded fiberglass rod stock used in a number of specialty products. Antennas and reinforced plastic products are sold through in-house salesmen and regional manufacturers' sales representatives and distributed throughout the United States, Canada, and, to a lesser degree, Europe.

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

           At August 31, 1997, the order backlog was $1,897,881 compared to $1,355,851 at August 31, 1996.

           The Company has no full-time employees engaged in research and development activities, however, certain employees spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $373,000 in 1997 and $315,000 in 1996.

           No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

           The Company and its subsidiary furnished employment for approximately 192 persons at August 31, 1997 and 201 persons at August 31, 1996.



Item 2.  Properties

           General corporate offices, the monofilament manufacturing facilities (Plant I & II), and the Monofilament Division offices are located at 126 Glassmaster Road in Lexington, South Carolina. The total facility is composed of 170,000 square feet, and is owned by the Company in fee simple.

           The Company operates its composites manufacturing plant at 71 Industrial Park Road in Newberry, South Carolina. The total facility is composed of 31,000 square feet and is owned by the Company in fee simple.

           Glassmaster Controls Co., Inc. operates its industrial controls business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 95,000 square feet and is owned by the Company in fee simple.

           The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 1997 were as follows: Monofilament Plant - 90%; Composites Plant - 30%; Controls Plant - 40%.



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

                                     PART II


Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

(a)(1) The Company's common stock trades on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol GLMA.

(a)(1)(ii) The table below sets forth the high and low sales price per share during each quarter in the last two years as quoted on the Small Cap Market tier of the Nasdaq Stock Market.

                          Quarter Ending        High      Low
                          --------------        ----      ---

                        August 31, 1995        $2.00     $2.00
                        November 30, 1995       2.06      1.88
                        February 29, 1996       2.00      1.50
                        May 31,1996             2.00      1.00
                        August 31, 1996         1.25      1.00
                        December 1, 1996        1.00      1.00
                        March 2, 1997           1.63      1.00
                        June 1, 1997            2.00      1.13
                        August 31, 1997         2.38      1.38

Since September 1, 1997 and to the date of this report, the high and low sales price per share was $4.69 and $1.50, respectively.

   (b)     There were 1,252 shareholders of record at October 31, 1997.

(c)(1) On October 24, 1997, Directors of the Company declared a cash dividend of $.03 per common share payable on or about January 30, 1998 to stockholders of record on January 9, 1998. On January 30, 1996 the Company paid a cash dividend of $.03 per common share. On January 30, 1995 the Company paid a cash dividend of $.06 per common share.

(c)(2) According to the terms of a financing agreement, the Company is restricted from paying cash dividends unless approved by the lending institution.

Item 6.  Management's Discussion and Analysis

Review of Operations

                           Comparison of 1997 to 1996

           Consolidated sales for the fiscal year ended August 31, 1997 were $21.3 million compared to $22.3 million last year, a decrease in sales of 4.5%. Net income for the 1997 fiscal year was $234,699, an increase of 79% when compared with prior year net income of $131,433. Earnings were $.14 per share this year as compared with $.08 per share in 1996.

           NET SALES. A significant decline in shipments of bulk and packaged nylon trimmer line products caused sales by the Monofilament Division to decrease about 5.6% to $14.6 million. Profit margins on sales of trimmer line products have been declining for several years due to price competition which led to the decision to transition the product mix toward more technically oriented, higher margin products including polyester weaving filaments. Trimmer line shipments represented 30% of total monofilament sales in 1996 but declined to less than 17% of sales in 1997, while polyester filaments increased from 16% of sales in 1996 to 25% of sales during 1997. The shift in product mix had the intended effect as total gross profit realized by this division increased 14% in spite of the decline in total sales.
           Sales by the company's Composites Division were $1.3 million in fiscal year 1997 versus $1.7 million in the prior year. The 23% decrease in year-to-year sales reported by this division is primarily due to the decision by a key customer to discontinue purchasing a certain antenna that contributed significantly to the revenue base of this division. Product development was intensified during the 1997 fiscal year in an effort to generate sales to replace the lost revenue but no significant additions to the product line were completed during the year. The division currently expects these new products to begin generating meaningful revenue during the third quarter of the 1998 fiscal year.

           Glassmaster Controls Company ("Controls") sales increased 7.2% to $5.2 million. Prior year investments in new manufacturing equipment, particularly an expansion of die-casting capabilities, allowed Controls to offer additional products that contributed significantly to 1997 fiscal year sales. An improving outlook by the largest segment of customers, heavy-duty truck manufacturers, and efforts to expand product offerings into electronic control panel and cable assemblies began to contribute additional sales during the fourth quarter of 1997. These developments should enable sales generated by Controls to continue to advance during 1998.

           GROSS PROFIT. Gross profit as a percentage of sales increased to 17.8% this fiscal year versus 16.8% last year. The increase in gross margins compared to the prior year is primarily due to a better mix of products sold combined with favorable raw material costs at Monofilament and improved manufacturing efficiencies at Controls. The improvement in profit margins has been significantly restrained due to the addition of technical and production personnel at Composites to assist in new product development efforts. Profit margins at Composites will continue to be impacted until additional product sales are realized.

           EXPENSES. Selling expenses during 1997 declined from the prior year by approximately $47,000, but remained at just under 5% of sales. General and Administrative and Other expenses totalled $1.75 million and increased over the 1996 amount by approximately 3.7% due to an increase in the average net cost per employee for health insurance benefits of approximately 9%. The Provision for Doubtful Accounts declined by 60% to $43,376 when compared with the prior year. Last year's amount included a charge off of $103,323 related to a former customer's bankruptcy proceedings (See Note 2 to the Notes to Financial Statements). This year's specific charge off related to this account was $24,985.

           INCOME FROM OPERATIONS. Although 1997 sales decreased by 4.5% from last year, operating income increased 9.5% to $933,241 when compared with the prior year. The increase in operating income was due primarily to the improved product mix and resulting higher gross margins at Monofilament and better manufacturing efficiencies at Controls.

           INTEREST EXPENSE. Interest expense declined slightly from the prior year but remained just under 3% of sales. Average interest rates remained relatively unchanged and total debt decreased by $221,575, or 3.3%, when compared with 1996.

           PROVISION FOR INCOME TAXES. Total income tax expense was $65,169, or 21.7% of pre-tax income for 1997 compared with $70,260, or 34.8% of pre-tax income, during 1996. The decrease in the effective income tax rate is primarily due to a reduction in the amount of alternative minimum tax due this year versus 1996.


                           Comparison of 1996 to 1995
                      (Excerpted from the 1996 Form 10-KSB)

           Net consolidated sales for the fiscal year ended August 31, 1996 were $22.3 million, a decrease of $1.8 million, or 7.4%, when compared to net sales of $24.1 million in fiscal year 1995. Each of the company's operating divisions experienced some decrease in sales in fiscal year 1996 when compared to the 1995 fiscal year. Net Income for the 1996 fiscal year was $131,433, compared with $351,362 during the prior year. The prior year net income includes an Extraordinary Gain of $287,061 (net of related income taxes of $170,772). Excluding the Extraordinary Gain, net income for the prior year was $64,301.

           NET SALES. The Monofilament Division had net sales of $15.5 million for the 1996 fiscal year, a decrease of 7.1% when compared to sales of $16.6 million last year. This decrease in sales is due to the loss of a key customer that began to produce and package its own weed trimmer line in June, 1995, and the loss of another significant customer in the textile weaving business that filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy code in January, 1996. Sales to all other customers of this division increased almost 8%. This increase in adjusted monofilament sales this year versus last year is primarily the result of an increase in the average selling price of sewing thread, textile weaving products, and fishing line that took affect in August, 1995. Also contributing to the increase in sales was a 15% year over year increase in sales of bulk, non-packaged, nylon trimmer line this year compared to last year.

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

           GROSS PROFIT. Gross profit margins improved to 16.8% of sales during the 1996 fiscal year compared with 15.9% of sales during the prior year. The increase in profit margins can be attributed to the effects of selling price adjustments and cost cutting at Composites, and better manufacturing efficiencies realized at Controls subsequent to the relocation of operations into a new facility during the second quarter of the 1995 fiscal year. New process equipment at Controls also contributed to the improvement in gross profit margins. Raw material purchase price increases at Monofilament were generally passed along to customers in the way of selling price adjustments and gross profit margins at Monofilament were relatively unchanged from the prior fiscal year at approximately 17.2% of sales.

           EXPENSES. Selling, general and administrative, and other expenses decreased by 8.7% to $2.9 million during 1996 and as a percentage of sales were relatively unchanged from the prior year at 13% of sales. The decrease is primarily due to reduced costs associated with employee benefit plans. The Provision for Doubtful Accounts was $107,980 for the 1996 fiscal year compared with $52,149 last year. Approximately $103,000 was charged to the reserve in 1996 to write down the amount receivable from a single customer of the Monofilament Division that declared bankruptcy in January, 1996 (See Note 2 of the Notes to Financial Statements).

           INTEREST EXPENSE. Interest expense for all of 1996 increased 19.7% over the prior year to $651,730. The increase in interest is primarily due to higher average debt levels associated with the term debt financing of monofilament extrusion equipment acquired in August, 1995 and May, 1996.

           PROVISION FOR INCOME TAXES. Income tax expense for 1996 was $70,260, an effective tax rate of 34.8% of pre-tax income. Last year's Provision for Income Taxes was $49,120 for an effective tax rate of 43.3%. The prior year tax rate is higher due to state income taxes. No provision for state income taxes is included in the current year amount because there is no taxable income for state tax purposes.

Liquidity and Capital Resources

           The Company's operating activities provided $971,488 of cash during the 1997 fiscal year, a decrease of approximately 7% when compared to the prior year. The decline in cash provided during the 1997 period was primarily due to increases in accounts receivable outstanding at Monofilament and Controls versus the prior year end.

           A 25% decrease in capital expenditures during the 1997 fiscal year led to a corresponding decline in the net cash used by investing activities when compared to prior year levels. The Company utilized a five-year operating lease to acquire an additional $625,000 of manufacturing equipment and tooling during 1997 (See Note 5 of the Notes to Financial Statements).

           Net cash used in financing activities was $218,574 in 1997 compared with $122,513 during the prior year period. The net increase in cash used was due to a net reduction in long-term debt during 1997 of $617,220 whereas the corresponding year ago period saw long-term debt increase by $337,851. Partially offsetting the differences in long-term debt year to year was a net increase in the company's revolving line of credit during 1997 of $395,646. Last year, these revolving credit lines, which are secured by accounts receivable and inventories, decreased by $420,008. These short-term financing agreements provide for total revolving credit of up to $4.5 million. Total borrowings under these agreements were $2.3 million as of August 31, 1997 and totalled $1.9 million at prior year end.

           The company currently anticipates its cash requirements during the 1998 fiscal year will be provided from operations and borrowings under existing and committed credit lines.


Item 7.  Financial Statements

           Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 1997 and 1996 appear on pages 11 through 21, the Index to the Exhibits and Exhibits appear on pages 23 through 25, and the Report of Independent Auditors appears on page 22 of this report.


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

           Information for items 9-12 of this report appears in the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on January 23, 1998 and is incorporated herein by reference.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

    (a)    Exhibits (numbered in accordance with Item 601 of Regulation S-B)

           Exhibit No.                          Exhibit
           -----------                          -------

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

              11                    Statement re Computation of Per Share
                                    Earnings

              21                    Subsidiaries of the Registrant

              27                    Financial Data Schedule (SEC use only)

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1997.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



GLASSMASTER COMPANY


By /s/ Raymond M. Trewhella                   By /s/ Steven R. Menchinger
   ----------------------------------            -------------------------------
   Raymond M. Trewhella, President               Steven R. Menchinger, Corporate
   (Principal Executive Officer)                 Controller and Treasurer
                                                 (Principal Financial Officer)
                                                 (Principal Accounting Officer)

Date      November 21, 1997                   Date       November 21, 1997
     --------------------------------              -----------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.


By /s/ Stephen W. Trewhella                 By  /s/ Raymond M. Trewhella
   ----------------------------------           --------------------------------
   Stephen W. Trewhella, Director               Raymond M. Trewhella, Director

Date      November 21, 1997                   Date       November 21, 1997
     --------------------------------              -----------------------------


By /s/ H. D. Harrelson                      By  /s/ Melvin L. Chavis
   ----------------------------------           --------------------------------
   H. D. Harrelson, Director                    Melvin L. Chavis, Director

Date      November 21, 1997                   Date       November 21, 1997
     --------------------------------              -----------------------------


By  /s/ James F. Kane                       By  /s/ John Taylor
    ---------------------------------           --------------------------------
    James F. Kane, Director                     John Taylor, Director

Date      November 21, 1997                   Date       November 21, 1997
     --------------------------------              -----------------------------

                               GLASSMASTER COMPANY

                                  LEXINGTON, SC

                              FINANCIAL STATEMENTS

                   FISCAL YEARS ENDED AUGUST 31, 1997 AND 1996



                                                               Page No.
                                                               --------

          Balance Sheet .................................           12
          Statement of Stockholders Equity ..............           13
          Income Statement ..............................           14
          Statement of Cash Flows .......................           15
          Notes to Financial Statements .................        16-21

          Independent Auditor's Report ..................           22

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                  BALANCE SHEET
                            AUGUST 31, 1997 AND 1996


                                                                      August 31, 1997                  August 31, 1996
                                                                 -------------------------        -------------------------
Assets
Cash                                                                            $  119,072                       $  129,342
Accounts Receivable - Trade                                      $3,268,863                       $2,780,193
Less:  Allowance for Doubtful Accts                                  56,394      3,212,469            55,288      2,724,905
                                                                 ----------                       ----------
Accounts Receivable - Other                                                        144,457                          176,399
Inventories                                                                      2,740,768                        2,900,288
Prepaid Expenses                                                                    11,290                           60,479
Deferred Income Taxes                                                               19,702                           20,408
                                                                               -----------                      -----------
Current Assets                                                                   6,247,758                        6,011,821

Fixed Assets (Net of Depreciation)
   Manufacturing Property                                                        5,802,591                        5,876,317

Other Assets                                                                       436,547                          338,757
                                                                               -----------                      -----------

Total Assets                                                                   $12,486,896                      $12,226,895
                                                                               ===========                      ===========


Liabilities
Accounts Payable                                                                 1,421,762                        1,268,443
Accrued Expenses                                                                   239,290                          194,871
Accrued Income Taxes                                                                11,754                            1,886
Notes and Mortgages Payable - Current                                            3,410,457                        3,049,697
                                                                               -----------                      -----------
Current Liabilities                                                              5,083,263                        4,514,897

Other Liabilities
   Notes and Mortgages Payable - Long Term                        3,085,984                        3,668,318
   Deferred Income Taxes                                            550,752      3,636,736           514,482      4,182,800
                                                                -----------    -----------        ----------    -----------

Total Liabilities                                                                8,719,999                        8,697,697

Stockholders' Equity
Capital Stock (Authorized 5,000,000 Shares
   $.03 Par - 1,620,096 (1997), 1,617,096 (1996)
   Shares Issued and Outstanding)                                    48,603                           48,513
Paid-In Capital                                                   1,344,058                        1,341,148
Donated Capital                                                     124,210                          124,210
Retained Earnings                                                 2,250,026      3,766,897         2,015,327      3,529,198
                                                                  ---------    -----------        ----------    -----------

Total Liabilities and Equity                                                   $12,486,896                      $12,226,895
                                                                               ===========                      ===========



         The accompanying notes to financial statements are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                        STATEMENT OF STOCKHOLDERS EQUITY
                   FISCAL YEARS ENDED AUGUST 31, 1997 AND 1996



                                      August 31, 1997      August 31, 1996
                                      ---------------      ---------------
Capital Stock:
   Balance - September 1                 $   48,513          $   48,052
   Proceeds from Sale of Shares
      Under Stock Option Plan                    90                 461
                                         ----------          ----------
   Balance - August 31                       48,603              48,513
                                         ----------          ----------

Additional Paid In Capital:
   Balance - September 1                  1,341,148           1,323,170
   Proceeds from Sale of Shares
      Under Stock Option Plan                 2,910              17,978
                                         ----------          ----------
   Balance - August 31                    1,344,058           1,341,148
                                         ----------          ----------

Donated Capital:                            124,210             124,210
                                         ----------          ----------

Retained Earnings:
   Balance - September 1                  2,015,327           1,932,226
   Net Income (Loss)                        234,699             131,433
   Common Stock Dividends Paid                                  (48,332)
                                         ----------          ----------
   Balance - August 31                    2,250,026           2,015,327
                                         ----------          ----------

Total Stockholders Equity                $3,766,897          $3,529,198
                                         ==========          ==========






         The accompanying notes to financial statements are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                INCOME STATEMENT
                   FISCAL YEARS ENDED AUGUST 31, 1997 AND 1996


                                                     August 31, 1997      August 31, 1996
                                                     ---------------      ---------------

Sales                                                  $21,321,501         $22,323,467
  Cost of Sales                                         17,536,019          18,569,514
                                                       -----------         -----------

Gross Profit on Sales                                    3,785,482           3,753,953

Expenses
  Selling Expense                                        1,057,839           1,105,110
  General and Administrative and Other Expense           1,751,026           1,688,440
  Provision for Doubtful Accounts                           43,376             107,980
                                                       -----------         -----------
      Total Expenses                                     2,852,241           2,901,530
                                                       -----------         -----------

Income from Operations                                     933,241             852,423

  Interest Expense                                         633,373             650,730
                                                       -----------         -----------

Income Before Income Taxes                                 299,868             201,693

Provision for Income Taxes
  Current                                                   36,307              32,480
  Deferred                                                  28,862              37,780
                                                       -----------         -----------
      Total - Provision for Income Taxes                    65,169              70,260
                                                       -----------         -----------

Net Income                                             $   234,699         $   131,433
                                                       ===========         ===========


Net Income Per Common Share
   (Primary and Fully Diluted)

      Net Income Per Share                             $       .14         $      .08
                                                       ===========         ==========



         The accompanying notes to financial statements are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                             STATEMENT OF CASH FLOWS
                   FISCAL YEARS ENDED AUGUST 31, 1997 AND 1996


                                                                  August 31, 1997     August 31, 1996
                                                                  ---------------     ---------------
Cash Flows From Operating Activities
   Net Income                                                       $ 234,699          $   131,433
   Adjustments to Reconcile Net Income to Net Cash Provided
    (Used) by Operating Activities:
      Depreciation & Amortization                                     757,235              710,488
      Increase in Deferred Income Taxes                                28,862               37,780
      Changes in Operating Assets and Liabilities:
         Accounts Receivable Decrease (Increase)                     (455,623)             700,593
         Inventories Decrease (Increase)                              149,519             (150,547)
         Prepaid Expenses Decrease (Increase)                          49,189              (12,017)
         Prepaid Income Taxes Decrease (Increase)                                           68,108
         Accounts Payable Increase (Decrease)                         153,320             (387,285)
         Accrued Expenses Increase (Decrease)                          44,419              (55,485)
         Income Taxes Payable Increase (Decrease)                       9,868                1,886
                                                                    ---------          -----------

   Net Cash Provided (Used) by Operating Activities                   971,488            1,044,954
                                                                    ---------          -----------

Cash Flows From Investing Activities
   Cash Payments for the Purchase of Fixed Assets                    (675,681)            (895,633)
   Cash Surrender Value - Life Insurance                              (87,503)             (59,275)
                                                                    ---------          -----------

   Net Cash Provided (Used) by Investing Activities                  (763,184)            (954,908)
                                                                    ---------          -----------

Cash Flows From Financing Activities
   Proceeds From Issuance of Common Stock                               3,000               18,439
   Proceeds From Issuance of Short-term Debt                          100,000
   Proceeds From Issuance of Long-Term Debt                           174,588            2,747,108
   Principal Payments on Short-Term Debt                             (100,000)
   Principal Payments on Long-Term Debt                              (791,808)          (2,409,257)
   Dividends Paid                                                                          (48,332)
   Net Increase (Decrease) in Line of Credit                          395,646             (420,008)
   Cash Payments for Loan Closing Costs                                                    (10,463)
                                                                    ---------          -----------

   Net Cash Provided (Used) by Financing Activities                  (218,574)            (122,513)
                                                                    ---------          -----------

Net Increase (Decrease) in Cash                                       (10,270)             (32,467)

Cash at Beginning of Year                                             129,342              161,809
                                                                    ---------          -----------

Cash at End of Year                                                 $ 119,072          $   129,342
                                                                    =========          ===========

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
     Interest (Net of Amount Capitalized)                           $ 616,895          $   643,648
     Income Taxes Paid                                                 26,439              100,000


         The accompanying notes to financial statements are an integral part of this statement.

                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1997 AND 1996


Note 1.  Summary of Significant Accounting Policies

         Description of Business

                  Glassmaster Company is a manufacturer of extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass composites, and flexible steel wire controls and molded plastic control panels. The company markets its monofilament products primarily on a private brand basis, which are sold by company salesmen to original equipment manufacturers and distributors throughout North America, and to a lesser degree, Europe, South America, and the Pacific Rim. The Company's fiberglass products and composites are sold through in-house salesmen and regional manufacturers' sales representatives and are distributed throughout the United States and Canada. Flexible steel wire controls and control panels are sold through manufacturers' representatives or directly to original equipment manufacturers throughout North America.

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Principles of Consolidation

                  The consolidated financial statements for the year ended August 31, 1997 and 1996 include the accounts of Glassmaster Company and its wholly-owned subsidiary, Glassmaster Controls Company, Inc., which was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material inter-company transactions have been eliminated.

         Cash and Cash Equivalents

                  For the purpose of the statement of cash flows, the company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

         Accounts Receivable

                  The company provides an allowance for losses on trade receivables based on a review of its past collection history. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $56,394 and $55,288 for the years ended August 31, 1997 and 1996 respectively.

         Inventories

                  The method of determining the amount of inventories is lower of cost or market on a first-in, first-out basis. Inventories as shown on the Balance Sheet are classified below:

                                                      1997              1996
                                                  -----------       -----------
                 Materials & Supplies             $ 1,603,906       $ 1,617,020
                 Work In Process                      468,722           651,635
                 Finished Products                    668,140           631,633
                                                  -----------       -----------

                 Total                            $ 2,740,768       $ 2,900,288
                                                  ===========       ===========

                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1997 AND 1996


Note 1.  Summary of Significant Accounting Policies (Cont'd)

         Fixed Assets

                  The basis for determining the values of fixed assets is cost. Included in land is property valued at $100,374 which was donated to the Company by Lexington County, South Carolina.

                  The provision for depreciation charged against income for the fiscal years ended August 31, 1997, and 1996, totaled $722,421, and $698,279 respectively. The company computes depreciation using the straight-line method over the estimated useful lives of the assets as indicated below. The company uses applicable accelerated methods for tax purposes.

                                                                                             Estimated
               Asset Classification                   1997                 1996             Useful Life
               --------------------               ------------         ------------         -----------
               Land                               $   190,274          $   190,274              N/A
               Buildings                            3,793,946            3,670,180          30-40 Years
               Furniture & Fixtures                   376,597              338,320            5-7 Years
               Automotive Equipment                   304,416              288,114            3-5 Years
               Plant Equipment                      5,673,978            5,315,428           7-10 Years
               Tooling and Dies                       756,095              630,829            3-5 Years
                                                  ------------         ------------
                 Total                             11,095,306           10,433,145

               Less:  Accumulated Depreciation     (5,292,715)          (4,556,828)
                                                  ------------         ------------

               Net                                $ 5,802,591          $ 5,876,317
                                                  ============         ===========


         Income Taxes

                  Components of the provision for income taxes on continuing operations are shown below:

                                                         1997                            1996
                                                         ----                            ----
                                                 Current      Deferred          Current        Deferred
                                                 --------     --------          --------       --------
                           Federal               $ 36,307     $ 32,251          $ 32,480       $ 30,778
                           State                                (3,389)                           7,002
                           Foreign                  -0-          -0-               -0-            -0-
                                                 --------     --------          --------       --------
                           Total                 $ 36,307     $ 28,862          $ 32,480       $ 37,780
                                                 ========     ========          ========       ========


                  The principal elements accounting for the difference between the statutory federal income tax rate and the effective rates are:

                                                                         1997           1996
                                                                       --------       --------
                   Expected tax at statutory rates                     $100,198       $ 61,910
                   Increase (decrease) resulting from effect of:
                     Depreciation                                       (49,439)       (49,011)
                     Net effect of increase in CSV of Life
                       Insurance over premiums paid                     (13,592)        (2,672)
                     Alternative Minimum Tax                              1,438         19,795
                     Other                                               (2,298)         2,458
                                                                       ---------      --------

                   Current Tax Provision                               $ 36,307       $ 32,480
                                                                       =========      ========

                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1997 AND 1996


Note 1.   Summary of Significant Accounting Policies (Cont'd)

          Income Taxes (Cont'd)

               For South Carolina tax purposes a net operating loss carry-forward of $132,277 is available for future periods. The carry-forward will expire in the year ended August 31, 2012.

               For income tax reporting, an Alternative Minimum Tax credit of $30,135 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.

               The net deferred tax assets and liabilities consisted of the following components as of August 31, 1997 and 1996.

                                                            1997           1996
                                                           ------         -----
             Deferred Tax Assets Relating to:
                Allowance for Doubtful Accounts           $  19,702      $  20,408
                Alternative Minimum Tax Credit               30,135         28,635
                South Carolina Tax NOL Carryovers             6,614
             Deferred Tax Liabilities Relating to:
                Property and Equipment                     (550,752)      (514,482)
                                                          ---------      ---------

             Net Deferred Tax Liability                   $(494,301)     $(465,439)
                                                          =========      =========


               The components giving rise to the deferred tax assets and liability described above have been included in the accompanying balance sheet as of August 31, 1997 and 1996 as follows:

                                                       1997             1996
                                                      ------           -----
               Current Assets                       $  19,702        $  20,408
               Other Assets                            36,749           28,635
               Other Liabilities                     (550,752)        (514,482)


          Advertising

               The company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $77,144 and $79,566 for the years ended August 31, 1997 and 1996, respectively.

Note 2.   Accounts Receivable - Other

               Accounts Receivable - Other consists mainly of management's estimate of the amount it will recover from a customer currently in bankruptcy proceedings. The company has recorded a receivable of $130,000 and $154,985 as of August 31, 1997 and 1996 respectively.

Note 3.   Other Assets

               Other assets are composed of the following:

                                                          1997           1996
                                                          ----           ----
                  CSV Life Insurance                   $ 337,758      $ 250,255
                  Deferred Tax Asset                      36,749         28,635
                  Loan fees, net of Amortization          22,040         29,867
                  Other                                   40,000         30,000
                                                       ---------      ---------

                       Total                           $ 436,547      $ 338,757
                                                       =========      =========

                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1997 AND 1996

Note 4.   Notes and Mortgages Payable

               Substantially all property, plant and equipment and a portion of CSV Life Insurance are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the Company with a revolving line of credit for working capital requirements. The amount available for borrowings under this line of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with a maximum available credit line of $4.0 million. The balance as of August 31, 1997 was $1,894,914 and at August 31, 1996 was $1,709,268. This credit agreement is subject to renegotiation and renewal every three-year period. The current contract will expire March 31, 1998.

               Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The company was not in violation of any of these loan covenants as of August 31, 1997.

               The following table sets forth the Company's indebtedness at the end of fiscal years 1997 and 1996.

                                                                       1997                              1996
                                                                       ----                              ----
                                                             Current        Long-Term          Current        Long-Term
                                                             -------        ---------          -------        ---------
          Financial Institutions
          Mortgages, interest ranging from 8.882% fixed
            to Prime + .875%, maturities to 2005            $  249,525      $1,823,955        $  218,414      $2,088,542
          Notes, interest ranging from Prime + .5% to
            Prime + 1.25%, maturities within 12 months       2,329,914           ---           1,934,268           ---
          Installment Notes, interest range from
            1.9% to Prime + 1.25%, maturities to 2001          822,970       1,090,932           888,655       1,401,254
          Local Government 2nd Mortgage, interest at 3%
            fixed, maturity November 9, 2004                     8,048         171,023             8,360         178,522
                                                            ----------      ----------        ----------      ----------

            Totals                                          $3,410,457      $3,085,910        $3,049,697      $3,668,318
                                                            ==========      ==========        ==========      ==========


               The Prime interest rate was 8.50% and 8.25% respectively, for the years ended August 31, 1997 and 1996.

               The principal maturities on the notes and mortgages payable over the next five years is as follows:

                             Fiscal
                           Year Ending                       Principal
                           -----------                      ----------
                              1998                          $3,410,457
                              1999                             924,295
                              2000                             688,100
                              2001                           1,386,165
                              2002                              37,690
                           After 2002                           49,659
                                                            ----------

                           Total                            $6,496,366
                                                            ==========

                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1997 AND 1996

Note 5.  Leases

               The Company entered into an operating lease for various pieces of equipment on August 19, 1997. The lease calls for monthly payments of $11,171 for a period of sixty months. Future minimum lease payments under the lease are as follows:

                             Fiscal
                           Year Ending                         Amount
                           -----------                        --------
                              1998                            $134,052
                              1999                             134,052
                              2000                             134,052
                              2001                             134,052
                              2002                             122,881
                                                              --------

                              Total                           $659,089
                                                              ========

Note 6.  Earnings Per Share

               Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the average market price of the company's stock. The number of shares used in the computations were 1,618,904 in 1997 and 1,616,020 in 1996.

Note 7.  Stock Options

               The Company has an incentive stock option plan. Under the plan the Company may grant options for up to 260,000 shares of common stock. Options granted under the plan become exercisable at varying percentages from date of grant through expiration, either at termination of employment or ten years after date of grant. The exercise price of each option is equal to the market price of the company's stock on the date of grant. The exercise prices for the options range from $1 to $4.

               Following is a summary of the status of the incentive stock options for the years ended August 31, 1997 and 1996:

                                                       1997                        1996
                                            ------------------------    -------------------------
                                             Weighted                     Weighted
                                             Average                      Average
                                              Number        Exercise       Number        Exercise
                                            Of Shares         Price      Of Shares         Price
                                            ---------       --------     ---------       --------
          Outstanding-Beginning of Year        70,300         $ 2.74        91,634         $ 2.46
          Exercised                            (3,000)          1.00       (15,734)          1.19
          Forfeited                           (17,600)          2.22        (5,600)          2.52
                                            ---------                    ---------
          Outstanding-End of Year              49,700           3.03        70,300           2.74
                                            =========                    =========

          Options Exercisable at
            End of Year                        37,100           2.70        50,200           2.35
                                            =========                    =========

                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1996 AND 1995

Note 7.   Stock Options (Cont'd)

               Following is a summary of the status of the incentive options outstanding at August 31, 1997:

                Outstanding Options                             Exercisable Options
---------------------------------------------------          --------------------------
                           Weighted
                           Average         Weighted
                          Remaining        Average
Exercise                 Contractual       Exercise                            Exercise
  Price         Number      Life            Price            Number              Price
--------        ------   -----------      ---------          ------            --------
$ 2.25           5,200     1 year          $ 2.25             5,200             $ 2.25
  1.00          13,000     5 years           1.00            13,000               1.00
  4.00          31,500     7 years           4.00            18,900               4.00



Note 8.   Defined Contribution Plan

               The Company established a qualified 401(K) defined contribution plan effective January 1, 1990. The plan year ends on December 31. Participation in the plan is voluntary and employees may contribute from 1% to 15% of eligible compensation on a tax-deferred basis.

               The amount to be contributed by the Company will be determined each year prior to December 1. The proposed match for the plan year
          (1997) is $.25 for each $1.00 of employee contributions up to a maximum 6% of eligible compensation.

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

               The amount of expense charged to operations was $63,525 for the year ended August 31, 1997 and $60,314 for 1996.

Note  9.  Reclassification of Financial Statement Presentation

               Certain reclassifications have been made to the August 31, 1996 financial statements to conform with the 1997 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

Note 10.  Financial Instruments

           (A) Balance Sheet Financial Instruments
               The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates fair value because the underlying instruments are primarily variable rate notes that fluctuate with the prime rate.

           (B) Concentration of Credit Risk
               Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable. All receivables originate from the Company's normal business activities as described in note one. These receivables are unsecured.

                               GLASSMASTER COMPANY

                                 LEXINGTON, S.C.

                                NOVEMBER 6, 1997





          We have audited the consolidated balance sheets of Glassmaster Company and subsidiary as of August 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows, for the two-year period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glassmaster Company and subsidiary as of August 31, 1997 and 1996, and the respective results of its operations and its cash flows for the two-year period ended August 31, 1997, in conformity with generally accepted accounting principles.




                                    Brittingham, Dial & Jeffcoat
                                    Certified Public Accountants
                                    501 State Street
                                    PO Box 5949
                                    West Columbia, SC 29171

                                  EXHIBIT INDEX



Exhibit No.                              Exhibit                                                      Sequential Page No.
-----------                              -------                                                      -------------------
    3.1        Amended and Restated Certificate of Incorporation of the Company, filed as
               Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated
               herein by reference.                                                                           ---

    3.2        Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K
               for the year ended August 31, 1991 and incorporated herein by reference.                       ---

   10          Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan,
               filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and
               incorporated herein by reference.                                                              ---

   11          Computation of Earnings Per Share for two years ended August 31, 1997 and 1996.                24

   21          Subsidiaries of the Company.                                                                   25

   27          Financial Data Schedule (SEC use only).                                                        ---
