Form 10QSB
period 1997-11-30
GLASSMASTER CO
filed 1998-01-12
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     November 30, 1997.
                                         --------------------------------

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

Common shares outstanding November 30, 1997:      1,620,096 par value $0.03
                                              --------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                                     November 30, 1997             August 31, 1997
                                                                     -----------------             ---------------
                                                                       (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                                           $    31                      $   119
   Accounts Receivable (Net of Reserve)                                             3,602                        3,213
   Other Current Receivables                                                          167                          144
   Inventories:
      Raw Materials                                                $ 2,129                       $ 1,604
      Work in Process                                                  492                           469
      Finished Products                                                794          3,415            668         2,741
                                                                   -------                       -------
   Prepaid Expenses and Other Current Assets                                          218                           31
                                                                                  -------                      -------
               Total Current Assets                                                 7,433                        6,248

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                                 5,864                        5,803

Other Assets
   CSV Life Insurance and Other Unamortized Assets                                    435                          436
                                                                                  -------                      -------

Total Assets                                                                      $13,732                      $12,487
------------                                                                      =======                      =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                               $ 2,278                      $ 1,422
   Accrued Expenses                                                                   245                          239
   Accrued Income Taxes                                                                13                           12
   Stockholder Dividend Payable                                                        49                           --
   Notes & Mortgages Payable                                                        3,860                        3,410
                                                                                  -------                        -----
               Total Current Liabilities                                            6,445                        5,083

Long Term Liabilities
   Notes & Mtges, Due After One Year                               $ 2,973                       $ 3,086
   Deferred Income Taxes                                               551          3,524            551         3,637
                                                                   -------        -------        -------        ------

Total Liabilities                                                                   9,969                        8,720
-----------------

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,620,096 (1998), 1,617,096 (1997)
      Shares Issued and Outstanding                                $    49                       $    49
   Paid-In Capital                                                   1,344                         1,344
   Donated Capital                                                     124                           124
   Retained Earnings                                                 2,246          3,763          2,250         3,767
                                                                   -------        -------        -------       -------

Total Liabilities and Equity                                                      $13,732                      $12,487
----------------------------                                                      =======                      =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                    Three Months Ended
                                           November 30, 1997    December 1, 1996
                                           -----------------    ----------------

Net Sales                                         $ 5,587           $ 4,776
   Cost of Sales                                    4,620             4,015
                                                  -------           -------
Gross Profit                                          967               761

Costs and Expenses:
   Selling                                            275               235
   General and Administrative                         257               257
   Other Income and Expense - Net                     228               196
                                                  -------           -------
Total Expenses                                        760               688

Income From Operations                                207                73
   Interest Expense                                   149               151
                                                  -------           -------

Income Before Income Taxes                             58               (78)
   Income Taxes                                        13               (31)
                                                  -------           -------

Net Income                                        $    45           $   (47)
                                                  =======           =======





Earnings Per Share (1,617,096 Shares)                               $ (0.03)

Earnings Per Share (1,620,096 Shares)             $  0.03

Dividends Paid Per Share                          $  0.00           $  0.00
                                                  =======           =======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                  Three Months Ended
                                                        November 30, 1997   December 1, 1996
                                                        -----------------   ----------------
Cash Flows From Operating Activities
   Net Income                                                  $  45              $ (47)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                               201                187
      Amortization                                                 2                  2
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                     (412)              (324)
         Decrease (Increase) in Inventories                     (675)              (335)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                 (187)              (164)
         Increase (Decrease) in Accounts Payable                 778                732
         Increase (Decrease) in Accrued Expenses                  85                 (9)
                                                               -----              -----
Net Cash Provided (Used) By Operating Activities                (163)                42
                                                               -----              -----

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                         263                 93
   Disposal of Fixed Assets - Net Book Value                       0                  0
   Increase (Decrease) in CSV Life Insurance                       0                  0
   Additional Investment in Other Assets                           0                  0
                                                               -----              -----
Net Cash Used By Investing Activities                            263                 93
                                                               -----              -----

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                         0                  0
   Proceeds from Short-Term Borrowings                             0                  0
   Repayment of Short-Term Borrowings                            (49)               (81)
   Proceeds from Long-Term Obligations                             0                  0
   Repayment of Long-Term Obligations                           (115)              (167)
   Net Increase (Decrease) in Short-Term Revolving
     Line of Credit                                              502                250
                                                               -----              -----
Net Cash Provided (Used) By Financing Activities                 338                  2
                                                               -----              -----

Net Increase (Decrease) In Cash                                  (88)               (49)

Cash At Beginning of Period                                      119                129
                                                               -----              -----

Cash At End of Period                                          $  31              $  80
                                                               =====              =====

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                     $ 148              $ 153
      Income Taxes                                                12                  2

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997. Certain prior year amounts may have been reclassified to conform with the 1998 presentation.


Item 2.  Management's Discussion and Analysis

RESULT OF OPERATIONS

         Consolidated sales for the first quarter ended November 30, 1997 (fiscal 1998) were $5,586,429, an increase of 17.0% when compared to sales of $4,776,220 during the first quarter of the 1997 fiscal year. The improvement in first quarter sales is due to a 44% increase in sales by Glassmaster Controls Company ("Controls") and a 13% increase in sales by the Monofilament Division. First quarter sales by the Composites Division declined 14% when compared with the prior year period.

         Gross profit margins realized during the first quarter improved to 17.3% of sales versus 15.9% of sales in the prior year quarter. The increase in profit margins is primarily due to improved manufacturing efficiencies and favorable raw material pricing at Monofilament. The improvement in profit margins, however, was restrained during the first quarter due to lower sales volumes and increased costs of production associated with process and product development efforts at Composites. The Composites Division will introduce a new product line, The Glassmaster Composite Modular Building SystemTM, during the second quarter of this fiscal year. The company expects further improvement in gross profit margins as this new product line begins to gradually generate sales revenue during the last half of the 1998 fiscal year.

         Selling, G&A, and Other Expenses totalled $760,071 during the first quarter, an increase of approximately 10% when compared to the first quarter of the 1997 fiscal year, though as a percent of sales, these expenses decreased from 14.4% last year to 13.6% this year. Interest Expense was $149,253 this year compared with $151,042 during the prior year first quarter reflecting stable interest rates and comparable total average debt levels.

         Net Consolidated Income (Loss) during the current year first quarter was $44,772 compared with ($47,319) last year. Earnings Before Income Taxes improved to $57,336 this year compared with ($77,784) last year primarily due to the increase in gross profit. The provision for Income Taxes was $12,564 this year whereas last year's first quarter included an income tax benefit of $30,465 due to the pre-tax operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($163,000) during the first quarter of this fiscal year whereas the prior year first quarter operating activities provided $42,000. The decline in cash generated during the 1998 fiscal period was primarily due to an increase in inventories at Monofilament resulting from increased production requirements.

         Cash used by investing activities during the first quarter totalled $263,000 as the company acquired additional plant equipment and tooling at Controls and Composites to expand product lines and manufacturing capabilities. During the prior year quarter approximately $93,000 was invested in capital additions. The company plans to spend approximately $500,000 during the second and third quarters of this fiscal year to add extrusion capacity at Monofilament. The company intends to fund this capital investment with either five-year term debt or a five-year operating lease.

         Net cash provided by financing activities during the first quarter was $338,000 compared with $2,000 during the prior year period. This year's increase in cash provided was due to a net increase of $502,000 in the company's short-term revolving lines of credit which more than offset repayments of short-term and long-term borrowings. These revolving credit agreements provide for borrowings of up to $4.5 million. Total borrowings under these agreements were $2.8 million as of November 30, 1997. The current revolving credit agreements expire during the second and third quarters of this fiscal year, and the company intends to renew these financing agreements for an additional two to three-year period.

         The company currently anticipates its cash requirements during the remainder of the 1998 fiscal year will be provided from operations and from borrowings under existing and committed credit lines as well as the expected additional and renewed financing agreements previously discussed.


                           PART II - OTHER INFORMATION

Item 5.  Other Information - None.

                               Glassmaster Company
                                  Lexington SC





Item 6.  Exhibits and Reports on Form 8-K

           a)     Exhibits.

                   Exhibit No.                   Description
                   -----------                   -----------
                       27              November 30, 1997 Financial Data Schedule

           b)     Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended November 30, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GLASSMASTER COMPANY



Date      January 9, 1998                    /s/ Raymond M. Trewhella
     --------------------------              ------------------------
                                             Raymond M. Trewhella
                                             (President and
                                             Principal Executive Officer)



Date      January 9, 1998                    /s/ Steven R. Menchinger
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