Form 10QSB
period 1998-03-01
GLASSMASTER CO
filed 1998-04-14
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 1, 1998.

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

Common shares outstanding March 1, 1998:     1,627,896 par value $0.03
                                          -------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                                                   March 1, 1998               August 31, 1997
                                                                                   -------------               ---------------
                                                                                    (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                                                      $    77                      $   119
   Accounts Receivable (Net of Reserve)                                                        4,206                        3,213
   Other Current Receivables                                                                      63                          144
   Inventories:
      Raw Materials                                                           $ 2,011                       $ 1,604
      Work in Process                                                             515                           469
      Finished Products                                                           732          3,258            668         2,741
                                                                              -------                       -------
   Prepaid Expenses and Other Current Assets                                                     234                           31
                                                                                             --------                     -------
               Total Current Assets                                                            7,838                        6,248

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                                            6,015                        5,803

Other Assets
   CSV Life Insurance and Other Unamortized Assets                                               442                          436
                                                                                            --------                      -------

Total Assets                                                                                 $14,295                      $12,487

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                                          $ 2,925                      $ 1,422
   Accrued Expenses                                                                              197                          239
   Accrued Income Taxes                                                                            2                           12
   Notes & Mortgages Payable                                                                   4,102                        3,410
                                                                                             --------                       -----
               Total Current Liabilities                                                       7,226                        5,083

Long Term Liabilities
   Notes & Mtges, Due After One Year                                          $ 2,779                       $ 3,086
   Deferred Income Taxes                                                          551          3,330            551         3,637
                                                                              -------        --------       -------        ------

Total Liabilities                                                                             10,556                        8,720

Stockholders' Equity
   Capital Stock (Authorized 5,000,00 Shares $0.03
      Par -  1,627,896 (1998), 1,617,096 (1997)
      Shares Issued and Outstanding                                           $    49                       $    49
   Paid-In Capital                                                              1,355                         1,344
   Donated Capital                                                                124                           124
   Retained Earnings                                                            2,211          3,739          2,250         3,767
                                                                              -------        --------       -------       -------

Total Liabilities and Equity                                                                 $14,295                      $12,487


                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                           Three Months Ended
                                                     March 1, 1998      March 2, 1997
                                                     -------------      -------------

Net Sales                                               $ 6,040             $5,401
   Cost of Sales                                          5,177              4,411
                                                        -------             ------
Gross Profit                                                863                990

Costs and Expenses:
   Selling                                                  286                275
   General and Administrative                               266                263
   Other Income and Expense - Net                           200                218
                                                        -------             ------
Total Costs and Expenses                                    752                756

Income From Operations                                      111                234
   Interest Expense                                         157                152
                                                        -------             ------

Income (Loss) Before Income Taxes                           (46)                82
   Income Taxes                                             (11)                28
                                                        -------             ------

Net Income (Loss)                                       $   (35)            $   54
                                                        =======             ======





Earnings Per Share (1,617,096 Shares)                                       $ 0.03

Earnings (Loss) Per Share (1,627,896 Shares)             ($0.02)

Dividends Paid Per Share                                $  0.03             $ 0.00
                                                        =======             ======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                           Six Months Ended
                                                     March 1, 1998      March 2, 1997
                                                     -------------      -------------

Net Sales                                               $11,627            $ 10,177
   Cost of Sales                                          9,797               8,425
                                                        -------            --------
Gross Profit                                              1,830               1,752

Costs and Expenses:
   Selling                                                  561                 510
   General and Administrative                               523                 519
   Other Income and Expense - Net                           428                 415
                                                        -------            --------
Total Costs and Expenses                                  1,512               1,444

Income From Operations                                      318                 308
   Interest Expense                                         306                 304
                                                        -------            --------

Income (Loss) Before Income Taxes                            12                   4
   Income Taxes                                               2                  (2)
                                                        -------            --------

Net Income (Loss)                                       $    10            $      6
                                                        =======            ========





Earnings Per Share (1,620,096 Shares)                                      $   0.00

Earnings (Loss) Per Share (1,627,896 Shares)            $  0.01

Dividends Paid Per Share                                $  0.03            $   0.00
                                                        =======            ========

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                    Six Months Ended
                                                          March 1, 1998       March 2, 1997
                                                          -------------       -------------
Cash Flows From Operating Activities
   Net Income                                                 $    10             $   6
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                403               373
      Amortization                                                  4                 4
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                      (912)             (803)
         Decrease (Increase) in Inventories                      (517)             (204)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                  (203)             (108)
         Increase (Decrease) in Accounts Payable                1,503               696
         Increase (Decrease) in Accrued Expenses                  (53)                3
                                                              -------             -----
Net Cash Provided (Used) By Operating Activities                  235               (33)
                                                              -------             -----

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                          615               170
   Additional Investment in Other Assets                            9                 0
                                                              -------             -----
Net Cash Used By Investing Activities                             624               170
                                                              -------             -----

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                         11                 3
   Payment of Dividend                                            (49)                0
   Proceeds from Short-Term Borrowings                              0               100
   Repayment of Short-Term Borrowings                             (49)             (100)
   Proceeds from Long-Term Obligations                              0                 0
   Repayment of Long-Term Obligations                            (306)             (303)
   Net Increase (Decrease) in Short-Term Revolving
     Line of Credit                                               740               460
                                                              -------             -----
Net Cash Provided (Used) By Financing Activities                  347               160
                                                              -------             -----

Net Increase (Decrease) In Cash                                   (42)              (43)

Cash At Beginning of Period                                       119               129
                                                              -------             -----

Cash At End of Period                                         $    77             $  86
                                                              =======             =====

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                    $   319             $ 292
      Income Taxes                                                 30                (6)

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 1, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997. Certain prior year amounts may have been reclassified to conform with the 1998 presentation.


Item 2.  Management's Discussion and Analysis

RESULT OF OPERATIONS

         Consolidated sales for the second quarter ended March 1, 1998 were $6,040,452, an increase of 12% when compared to the prior year second quarter sales. The increase in comparative quarterly sales is due to sales increases of approximately 9% at the Monofilament Division and 22% at Glassmaster Controls. Year-to-date sales total $11,627,381 and are 14% higher than last year's six-month total sales. Monofilament year-to-date sales are 11% ahead of last year's totals and Glassmaster Controls' sales have increased by more than 32% when compared to the previous year six-month period. Sales by the Composites Division were 13% higher during the second quarter when compared with the prior year but were 3% less on a year-to-date comparative basis.

         Gross profit margins during the second quarter were 14.3% of sales compared with 18.3% of sales in the prior year quarter. Year-to-date profit margins as a percent of sales were 15.7% versus last year's 17.2%. The quarterly and year-to-date decline in profit margins can be attributed to costs incurred at Composites during an intensive product development phase. The Composites Division introduced a new product line during the quarter, the Glassmaster Composite Modular Building SystemTM, and all direct and indirect costs of development have been charged against current period income. Gross profit margins will improve at Composites as revenues from these new products are realized.

         Selling, G&A, and Other Expenses totalled $751,961 during the second quarter, or about 12% of sales, compared with $756,066, or 14% of sales, during the prior year quarter. These expenses represent approximately 13% of year-to-date sales versus 14% of sales during last fiscal year's first six months. Interest expense was slightly higher in dollar terms when compared with last year's quarterly and year-to-date periods but declined as a percent of sales in both comparative periods.

         The second quarter of the current fiscal year showed a net consolidated loss of ($35,064) compared with net income of $53,513 during last year's second quarter. On a year-to-date basis net income was $9,708 this year versus $6,194 last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided (used) by operating activities totalled $235,000 during the six-month period ended March 1, 1998 compared with ($33,000) during the comparable period of the prior fiscal year. The increase is primarily due to improved operating earnings and expanded use of trade credit at Monofilament and Controls.

         Cash used by investing activities so far this year totals $624,000 compared with $170,000 in last year's comparable period. Additional investment in equipment and tooling at Composites to develop and manufacture new products and at Monofilament and Controls to expand production capabilities accounts for the increase. The Monofilament Division is currently in the process of acquiring and installing a $500,000 monofilament extrusion line. This project should be completed by July 1, 1998. A second new extrusion line that will be similar in function and cost will be added during the first and second quarters of the 1999 fiscal year. The company intends to fund this additional capital investment either with term debt or with operating lease funding.

         Net cash provided by financing activities during the first six months of the year was $347,000 compared with $160,000 last year. The increase in cash provided is primarily due to a net increase in the company's short-term revolving lines of credit of $740,000 so far this year versus an increase of $460,000 last year. The lines of credit were used to fund the additional investments in equipment and tooling and to pay a $.03 per share dividend. These revolving credit agreements provide for borrowings of up to $4.65 million. Total borrowings outstanding under these credit lines were $3.1 million as of March 1, 1998. The company intends to restructure its debt so as to convert a significant percentage of the outstanding short-term revolving credit lines into long-term debt financing at more favorable interest rates. This debt refinancing will have a favorable impact on the debt service and working capital position of the company and provide funding for committed and future capital additions.




                           PART II - OTHER INFORMATION

Item 5.  Other Information - None.

                               Glassmaster Company
                                  Lexington SC





Item 6.  Exhibits and Reports on Form 8-K

           a)     Exhibits.

                   Exhibit No.                       Description
                   -----------                       -----------
                       27                  March 1, 1998 Financial Data Schedule

           b) Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended March 1, 1998.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GLASSMASTER COMPANY



Date       April 14, 1998                    /s/ Raymond M. Trewhella
     --------------------------              ------------------------
                                             Raymond M. Trewhella
                                             (President and
                                             Principal Executive Officer)



Date       April 14, 1998                    /s/ Steven R. Menchinger
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

                 27                  Financial Data Schedule (for SEC use only)