Form 10QSB
period 1998-05-31
GLASSMASTER CO
filed 1998-07-14
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended May 31, 1998 .

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

(1) Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
         YES   [X]    NO   [ ]

(2)      Has been subject to such filing requirements for the past 90 days
         YES   [X]    NO   [ ]

Common shares outstanding May 31, 1998:       1,627,896 par value $0.03
                                          ---------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                                                  May 31, 1998                  August 31, 1997
                                                                                  ------------                  ---------------
                                                                                  (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                                                      $   109                      $   119
   Accounts Receivable (Net of Reserve)                                                        4,234                        3,213
   Other Current Receivables                                                                      63                          144
   Inventories:
      Raw Materials                                                           $ 2,130                       $ 1,604
      Work in Process                                                             554                           469
      Finished Products                                                           562          3,246            668         2,741
                                                                              -------                       -------
   Prepaid Expenses and Other Current Assets                                                     197                           31
                                                                                             --------                     -------
               Total Current Assets                                                            7,849                        6,248

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                                            6,188                        5,803

Other Assets
   CSV Life Insurance and Other Unamortized Assets                                               443                          436
                                                                                             --------                     -------

Total Assets                                                                                 $14,480                      $12,487
                                                                                             ========                     =======

             LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
   Accounts Payable                                                                          $ 3,083                      $ 1,422
   Accrued Expenses                                                                              261                          239
   Accrued Income Taxes                                                                            7                           12
   Notes & Mortgages Payable                                                                   4,198                        3,410
                                                                                             --------                     -------
               Total Current Liabilities                                                       7,549                        5,083

Long Term Liabilities
   Notes & Mtges, Due After One Year                                          $ 2,609                       $ 3,086
   Deferred Income Taxes                                                          551          3,160            551         3,637
                                                                              -------        --------       -------        ------

Total Liabilities                                                                             10,709                        8,720


Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,627,896 (1998), 1,617,096 (1997)
      Shares Issued and Outstanding                                           $    49                       $    49
   Paid-In Capital                                                              1,355                         1,344
   Donated Capital                                                                124                           124
   Retained Earnings                                                            2,243          3,771          2,250         3,767
                                                                              -------        --------       -------       -------

Total Liabilities and Equity                                                                 $14,480                      $12,487
                                                                                             ========                     =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                            Three Months Ended
                                                       May 31, 1998      June 1, 1997
                                                       ------------      ------------

Net Sales                                                $ 6,655           $ 5,641
   Cost of Sales                                           5,608             4,569
                                                          -------           ------
Gross Profit                                               1,047             1,072

Costs and Expenses:
   Selling                                                   354               289
   General and Administrative                                264               264
   Other Income and Expense - Net                            225               207
                                                         --------          -------
Total Costs and Expenses                                     843               760

Income From Operations                                       204               312
   Interest Expense                                          166               164
                                                         --------          -------

Income Before Income Taxes                                    38               148
   Income Taxes                                                6                45
                                                          -------          -------


Net Income                                               $    32           $   103
                                                         ========          =======


Net Income Per Share (1,620,096 Shares)                                       0.06

Net Income Per Share (1,627,896 Shares)                     0.02

Dividends Paid Per Share                                 $  0.00           $  0.00
                                                         ========          =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                             Nine Months Ended
                                                    May 31, 1998          June 1, 1997
                                                    ------------          ------------

Net Sales                                               $18,282              $15,819
   Cost of Sales                                         15,405               12,995
                                                        --------             -------
Gross Profit                                              2,877                2,824

Costs and Expenses:
   Selling                                                  915                  799
   General and Administrative                               788                  783
   Other Income and Expense - Net                           653                  622
                                                        --------             -------
Total Costs and Expenses                                  2,356                2,204

Income From Operations                                      521                  620
   Interest Expense                                         473                  468
                                                        --------             -------

Income Before Income Taxes                                   48                  152
   Income Taxes                                               7                   43
                                                         -------             -------


Net Income                                              $    41              $   109
                                                        ========             =======


Net Income Per Share (1,620,096 Shares)                                         0.07

Net Income Per Share (1,627,896 Shares)                    0.03

Dividends Paid Per Share                                $  0.03              $  0.00
                                                        ========             =======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                             Nine Months Ended
                                                                       May 31, 1998      June 1, 1997
                                                                       ------------      ------------
Cash Flows From Operating Activities
   Net Income                                                             $    41           $   109
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                            605               560
      Amortization                                                              5                 6
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                                  (940)             (857)
         Decrease (Increase) in Inventories                                  (505)             (142)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                              (167)              (56)
         Increase (Decrease) in Accounts Payable                            1,662               677
         Increase (Decrease) in Accrued Expenses                               18               135
                                                                          ---------         -------
Net Cash Provided (Used) By Operating Activities                              719               432
                                                                          ---------         -------

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                                      990               756
   Additional Investment in Other Assets                                       12                 0
                                                                          ---------         -------
Net Cash Used By Investing Activities                                       1,002               756
                                                                          ---------         -------

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                                     11                 3
   Payment of Dividend                                                        (49)                0
   Proceeds from Short-Term Borrowings                                        300               100
   Repayment of Short-Term Borrowings                                        (175)             (152)
   Proceeds from Long-Term Obligations                                         90               132
   Repayment of Long-Term Obligations                                        (567)             (502)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                                          663               649
                                                                          ---------         -------
Net Cash Provided (Used) By Financing Activities                              273               230
                                                                          ---------        --------

Net Increase (Decrease) In Cash                                               (10)              (94)

Cash At Beginning of Period                                                   119               129
                                                                          ---------         -------

Cash At End of Period                                                     $   109           $    35
                                                                          =========         =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                                $   477           $   457
      Income Taxes                                                             30                (6)


                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997. Certain prior year amounts may have been reclassified to conform with the 1998 presentation.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the third quarter ended May 31, 1998 were $6,655,084 an increase of approximately 18% when compared to the third quarter of the 1997 fiscal year. The increase in third quarter sales is due to sales increases of 15% at the Monofilament Division, 61% at the Composites Division, and 16% at Glassmaster Controls when compared to the prior year period. Year-to-date sales total $18,282,465 and are almost 16% ahead of last year's nine-month total sales of $15,818,744. Year-to-date sales have increased by 13% at Monofilament, 14% at Composites, and by 26% at Controls when compared with the prior year-to-date period. A continuation of favorable demand across the product line at both Monofilament and Controls and new product sales at Composites contributed to the improved quarterly and year-to-date sales.

         Gross profit margins during the third quarter were 15.7% of sales this year compared to 19% of sales in last year's third quarter. Year-to-date profit margins as a percent of sales have declined to 15.7% this year from 17.9% of sales last year to date. Profit margins continue to be impacted by product development costs at Composites. During the past eighteen months the Composites Division has been aggressively developing new product lines intending to broaden its revenue base by entering markets not directly related to its traditional market segment, fiberglass marine antennas. As sales of these new higher margin products accelerate and manufacturing efficiencies improve, the company expects the Composites Division to begin contributing to profit margin growth.

         Selling, General and Administrative, and Other Expenses increased by 11% during the third quarter and were up by 7% year to date when compared with the prior year periods. The increase is primarily due to sales and marketing costs associated with Composites' new product offerings. When expressed as a percent of sales these expenses declined slightly when compared with the prior year-to-date and quarterly periods.

         Interest expense is relatively unchanged when compared with the prior year third quarter and year-to-date periods as average debt levels and interest rates have remained relatively stable. However, interest expense declined to 2.5% of sales during this year's third quarter and to 2.6% of sales year to date from 2.9% and 3.0% of sales, respectively, during last year's comparable periods.

         Net Income for the third quarter was $31,776 compared to $103,092 last year, and year-to-date Net Income totals $41,484 versus $109,286 last year. Earnings Per Share for the third quarter was $0.02 compared with $0.06 during the prior year quarter and on a year-to-date basis totals $0.03 per share this year versus $0.07 last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $719,000 for the nine-month period ended May 31, 1998 compared with $432,000 during the comparable period of the prior fiscal year. The increase can be attributed to the expanded use of trade credit to fund increases in accounts receivable associated with sales growth at all locations and new product inventory at Composites.

         Cash used by investing activities so far this year totals $1,002,000 compared with $756,000 during last year's comparable nine-month period. Additional investment in equipment and tooling at Composites to develop and manufacture new products and at Monofilament and Controls to expand production capabilities accounts for the increase.

         Net cash provided by financing activities during the first nine months of the year was $273,000. The increase can be attributed to additional borrowings under the company's short-term lines of credit that were used to fund the additional investments in equipment and tooling. So far this fiscal year additional investment in fixed assets totals $990,000 and has been funded primarily with working capital. As a result, the company's working capital has declined to $300,000 as of May 31, 1998 from $1,165,000 as of August 31, 1997 and the current portion of notes and mortgages payable has increased to $4.2 million from $3.4 million, respectively.

         Subsequent to the end of the third quarter and on June 30, 1998 the company entered into a loan agreement that restructures its debt by refinancing approximately $2.4 million of existing term and mortgage loan debt and converting approximately $2.6 million of existing short-term lines of credit into a single $5.0 million ten-year term loan. This debt refinancing, if reflected in the Balance Sheet as of May 31, 1998, would have reduced the current portion of notes and mortgages payable from $4.2 million to approximately $1.5 million and increased long-term debt to $5.3 million from $2.6 million. Working capital would have improved by $2.7 million. In addition, current maturities of long-term debt are reduced to $561,740 from $715,117, representing an annual reduction in principal payments due of approximately $153,000. The lower interest rates provided by the refinancing will save the company approximately $60,000 annually in interest costs.

         In conjunction with the previously discussed term debt refinancing, the company is negotiating to renew its primary short-term revolving line of credit. The company currently anticipates the renewal to be for an additional three-year period with total borrowings available under the credit line to be reduced from $4.0 million to $2.5 million. Immediately following the term debt refinancing on June 30, 1998, total borrowings outstanding under this credit line were approximately $200,000.

         With the long-term debt refinancing in place and the anticipated renewal of its primary revolving credit line secured, the company anticipates that its cash requirements during the remainder of this fiscal year and into the 1999 fiscal year will be provided by operating activities and from existing and committed credit facilities.




                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           a)     Exhibits.

                        Exhibit No.               Description
                        -----------               -----------
                            27             May 31, 1998 Financial Data Schedule

           b) Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended May 31, 1998.

                               Glassmaster Company
                                  Lexington SC



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GLASSMASTER COMPANY



Date       July 14, 1998                     /s/ Raymond M. Trewhella
     --------------------------              ------------------------
                                                 Raymond M. Trewhella
                                                 (President and
                                                 Principal Executive Officer)



Date       July 14, 1998                     /s/ Steven R. Menchinger
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