Form 10KSB
period 1998-08-31
GLASSMASTER CO
filed 1998-11-25
CIK 109870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-KSB

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1998        Commission File Number  0-2331
                          ---------------                               -------

                               GLASSMASTER COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             South Carolina                                      57-0283724
----------------------------------------                   ---------------------
        (State of incorporation)                           (IRS Employer ID No.)

        PO Box 788, Lexington SC                                   29071
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:         803-359-2594
                                                  ------------------------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:     None
                                                                      ----------

Securities registered pursuant to Section 12 (g) of the Exchange Act:
  Title of Class:    Common Stock, par value $.03 per share
                  --------------------------------------------------------------

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

State issuer's revenues for its most recent fiscal year.     $24,548,803   .
                                                            ---------------

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,551,618 as of October 31, 1998, based on the average high and low sales price of $2.375 per share.

The number of shares outstanding of the registrant's common stock, as of October 31, 1998 was 1,627,896 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer's definitive proxy statement for the 1999 annual meeting of stockholders that will be filed no later than December 31, 1998.

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

           The Company's Composites Division manufactures a line of fiberglass marine and CB antennas for use in pleasure craft and commercial fishing vessels. This division also manufactures pultruded fiberglass rod stock used in a number of specialty products and the Glassmaster Composite Modular Building System(TM). Antennas, composites, and reinforced plastic products are sold through in-house salesmen and regional manufacturers' sales representatives and distributed throughout North America.

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

           The names "Glassmaster", "CompCore", "NYBRAD", and "Glassmaster Composite Modular Building System" are registered trademarks of the Company. The Company has applied for a U.S. Patent for its recently introduced product, the "Glassmaster Composite Modular Building System".

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

           At August 31, 1998, the order backlog was $2,344,844 compared to $1,897,881 at August 31, 1997.

           The Company has no full-time employees engaged in research and development activities, however, certain employees spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $427,000 in 1998 and $373,000 in 1997.

           No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

           The Company and its subsidiary furnished employment for approximately 218 persons at August 31, 1998 and 192 persons at August 31, 1997.

Item 2.  Properties

           General corporate offices, the monofilament manufacturing facilities (Plant I & II), and the Monofilament Division offices are located at 126 Glassmaster Road in Lexington, South Carolina. The total facility is composed of 170,000 square feet, and is owned by the Company in fee simple.

           The Company operates its Composites Division offices and manufacturing plant at 71 Industrial Park Road in Newberry, South Carolina. The total facility is composed of 31,000 square feet and is owned by the Company in fee simple.

           Glassmaster Controls Co., Inc. operates its industrial controls business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 95,000 square feet and is owned by the Company in fee simple.

           The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 1998 were as follows: Monofilament Plant - 90%; Composites Plant - 35%; Controls Plant - 50%.



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

                   Quarter Ending                   High              Low
                   --------------                   ----              ---
                   August 31, 1996                    .625             .500
                   December 1, 1996                   .625             .500
                   March 2, 1997                      .813             .813
                   June 1, 1997                       .750             .625
                   August 31, 1997                    .875             .750
                   November 30, 1997                 4.750            2.875
                   March 1, 1998                     4.125            3.500
                   May 31, 1998                      3.875            2.563
                   August 31, 1998                   2.500            1.500

Since September 1, 1998 and to the date of this report, the high and low sales price per share was $2.375 and $2.188, respectively.

   (b)     There were 1,209 shareholders of record at October 31, 1998.

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

                                     PART II


Item 6.  Management's Discussion and Analysis

Review of Operations

                           Comparison of 1998 to 1997

           Consolidated sales increased 15% to $24.6 million during the fiscal year ended August 31, 1998 compared to prior year sales of $21.3 million. Net Income for the year declined to $119,434, or $.07 per share from $234,699, or $.14 per share in 1997.

           Net Sales. Sales by the Monofilament Division increased 12.9% to $16.5 million from $14.6 million in 1997. Shipments of monofilament improved across the product line, particularly sewing thread and nylon weaving and trimmer line products. Sales of recently developed specialty filaments also contributed to the year over year increase in monofilament sales.

           Sales by the Composites Division improved 15% to $1.5 million this year compared to $1.3 million in the prior year. The increase was primarily due to new specialty pultruded products introduced during the year. This division also introduced the Glassmaster Composites Modular Building System(TM) during 1998. This new product is a corrosive-resistant, non-conductive composite building framework system that offers an alternative to competitive products made out of aluminum, steel, or plastics. To date this product has been purchased primarily for product evaluation by potential customers, and therefore did not contribute significantly to 1998 sales.

           Glassmaster Controls Company ("Controls") sales increased 22.6% to $6.4 million from $5.2 million last year. The increase in sales was fueled primarily by growth in the heavy-duty truck manufacturing business. This segment of customers comprises approximately 65% of Controls' annual sales and their production volumes, which began improving during 1997, continued to expand throughout most of this fiscal year. Investments in surface mount and through hole circuit-board assembly equipment and the acquisition of Amtest, Inc., a small Michigan corporation, specializing in the development, manufacture, and sale of automotive related electronic testing equipment has allowed Controls to offer products with electronic characteristics that will complement its full range of mechanical cable and wire assemblies and control panels. While these new product offerings contributed modestly to 1998 sales, additional engineering and marketing efforts are underway that will potentially enable this product line to generate significant revenue growth during the 1999 fiscal year.

           Gross Profit. Total gross profit increased 4% compared to the prior year due to the expansion in sales. However, when expressed as a percent of sales, gross profit declined to 16.1% of sales during the 1998 fiscal year compared with 17% in 1997. The decline in gross profit percent is attributable to product development costs and related manufacturing inefficiencies as well as an unfavorable mix of products sold at Composites.

           Expenses. Total expenses increased by $260,000 primarily due to higher variable selling expenses associated with the increased sales volumes and additional advertising expense at Composites. As a percentage of sales, total expenses declined to 12.7% in 1998, compared with 13.4% of sales in 1997.

           Income From Operations. Operating income declined 11% to $827,000 this year from $933,000 last year despite the increase in sales. The decline in operating income is due to the decline in gross profit at Composites which more than offset improvements in operating income at both Monofilament and Controls.

           Interest Expense. Interest expense declined slightly from the prior year and was 2.6% of sales this year compared to 3.0% of sales during 1997. While average debt levels were higher this year versus the prior year due to increased capital expenditures and reduced cash flow generated from operations, the company took advantage of lower long-term interest rates and refinanced a significant percentage of its short-term debt thereby realizing interest cost savings.

           Provision for Income Taxes. The effective income tax rate increased over the 1997 rate due to a decrease in the tax benefit resulting from accelerated depreciation methods utilized for tax purposes and an increase in taxable income associated with life insurance not deductible for tax purposes.

                           Comparison of 1997 to 1996
                      (Excerpted from the 1997 Form 10-KSB)

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

           Expenses. Selling expenses during 1997 declined from the prior year by approximately $47,000, but remained at just under 5% of sales. General and Administrative and Other expenses totaled $1.75 million and increased over the 1996 amount by approximately 3.7% due to an increase in the average net cost per employee for health insurance benefits of approximately 9%. The Provision for Doubtful Accounts declined by 60% to $43,376 when compared with the prior year. Last year's amount included a charge off of $103,323 related to a former customer's bankruptcy proceedings (See Note 2 to the Notes to Financial Statements). This year's specific charge off related to this account was $24,985.

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

Liquidity and Capital Resources

           Cash provided by operating activities declined during the 1998 fiscal year to $680,191 compared with $971,488 last year. The decline in cash provided was due to lower consolidated net income and increased inventory levels at Composites associated with the introduction of the modular building system product line.

           Cash used by investing activities totaled $1,233,489 this year versus $763,184 during 1997, an increase of 61%. Additional investments in fixed assets at Monofilament to add extrusion capacity and at Composites to expand capabilities and product offerings account for the increase.

           Net cash provided by financing activities was $577,032 this year compared to ($218,574) in the 1997 fiscal year. On June 30, 1998 the company entered into a long-term loan agreement that restructured the company's debt by refinancing approximately $2.4 million of existing term and mortgage loan debt and converting $2.6 million of existing short-term lines of credit into a single $5.0 million ten-year term loan. The refinancing boosted working capital as reflected in the balance sheet by about $2.7 million. The company also renewed its short-term revolving line of credit for an additional three-year period. This $2.5 million line of credit is secured by accounts receivable and inventory and will provide operating capital through July, 2001.

           In July, 1998 the Monofilament Division entered into a contract to purchase extrusion process-improvement equipment at a cost of approximately $150,000. This equipment will be delivered during the second quarter of the 1999 fiscal year. No other material commitments for capital expenditures existed at year-end.

           The Company currently anticipates that its cash requirements during the 1999 fiscal year will be provided from operations and borrowings under existing and committed credit lines.

           Year 2000 Disclosure. The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in its financial, order-management, manufacturing, and communications systems. The inability of computer software programs to accurately recognize, interpret, and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including interruption of the business operations such systems control. The Company has analyzed its internal computer-based systems, as well as its embedded micro-controller-based systems, identified potential vulnerabilities, and has implemented a plan to make any necessary changes to insure these systems are year 2000 compliant. Based on information thus far available to the Company, the Company does not believe it will incur expenditures in dealing with these internal-based year 2000 issues that will have a material impact on the financial condition of the Company. (see Note 10).

           The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. Were problems to develop with such other third-party systems, they could have a material adverse affect on the Company. In response to this, the Company is taking steps, including contacting its strategic suppliers and customers, to determine the extent to which the Company may be vulnerable to those parties' failure to remedy their own year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. Based on this review and on third-party questionnaire responses the Company has received to date, the Company is not aware of any situations in which year 2000 issues with its third-party relationships could cause potential interruptions that would have a material adverse affect on the Company's business, financial condition or results of operations.


Item 7.  Financial Statements

           Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 1998 and 1997 appear on pages 11 through 21, the Index to the Exhibits and Exhibits appear on pages 23 through 25, and the Report of Independent Auditors appears on page 22 of this report.


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

           Information for items 9-12 of this report appears in the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on January 22, 1999 and is incorporated herein by reference.



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

              11                 Statement re Computation of Per Share Earnings

              21                 Subsidiaries of the Registrant

              27                 Financial Data Schedule (SEC use only)

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1998.

                                   Signatures


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



GLASSMASTER COMPANY


By   /s/ Raymond M. Trewhella                By   /s/ Steven R. Menchinger
   --------------------------------             --------------------------------
    Raymond M. Trewhella, President              Steven R. Menchinger, Corporate
     (Principal Executive Officer)                  Controller and Treasurer
                                                  (Principal Financial Officer)
                                                  (Principal Accounting Officer)

Date      November 25, 1998                Date       November 25, 1998
     --------------------------------           --------------------------------



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.


By   /s/ Stephen W. Trewhella              By    /s/ Raymond M. Trewhella
    ---------------------------------           -------------------------------
     Stephen W. Trewhella, Director             Raymond M. Trewhella, Director

Date      November 25, 1998                Date       November 25, 1998
     --------------------------------           -------------------------------


By     /s/ H. D. Harrelson                 By     /s/ Melvin L. Chavis
    ---------------------------------           -------------------------------
       H. D. Harrelson, Director                  Melvin L. Chavis, Director

Date      November 25, 1998                Date       November 25, 1998
     --------------------------------           -------------------------------


By       /s/ James F. Kane                 By         /s/ John Taylor
    ---------------------------------           -------------------------------
        James F. Kane, Director                       John Taylor, Director

Date      November 25, 1998                Date       November 25, 1998
     --------------------------------           -------------------------------

                               GLASSMASTER COMPANY

                                  LEXINGTON, SC

                              FINANCIAL STATEMENTS

                   FISCAL YEARS ENDED AUGUST 31, 1998 AND 1997



                                                                Page No.
                                                                --------

                    Balance Sheet .................................11
                    Statement of Stockholders Equity ..............12
                    Income Statement ..............................13
                    Statement of Cash Flows .......................14
                    Notes to Financial Statements .................15-21

                    Independent Auditor's Report ..................22

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                  BALANCE SHEET
                            AUGUST 31, 1998 AND 1997


                                                               August 31, 1998                     August 31, 1997
                                                          -------------------------           -------------------------
Assets
Cash                                                                        $  142,806                        $  119,072
Accounts Receivable - Trade                                $3,433,186                        $3,268,863
Less:  Allowance for Doubtful Accts                            59,844        3,373,342           56,394        3,212,469
                                                           ----------                        ----------
Accounts Receivable - Other                                                      6,876                           144,457
Inventories                                                                  3,150,406                         2,740,768
Prepaid Expenses                                                                58,322                            11,290
Deferred Income Taxes                                                           22,107                            19,702
                                                                           -----------                       -----------
Current Assets                                                               6,753,859                         6,247,758

Fixed Assets (Net of Depreciation)
   Manufacturing Property                                                    6,184,946                         5,802,591

Other Assets                                                                   532,788                           436,547
                                                                           -----------                       -----------

Total Assets                                                               $13,471,593                       $12,486,896
                                                                           ===========                       ===========


Liabilities
Accounts Payable                                                             1,601,630                         1,421,762
Accrued Expenses                                                               258,932                           239,290
Accrued Income Taxes                                                            16,915                            11,754
Notes and Mortgages Payable - Current                                        1,882,092                         3,410,457
                                                                           -----------                       -----------
Current Liabilities                                                          3,759,569                         5,083,263

Other Liabilities
   Notes and Mortgages Payable - Long Term                  5,272,306                         3,085,984
   Deferred Income Taxes                                      590,924        5,863,230          550,752        3,636,736
                                                          -----------      -----------       ----------      -----------

Total Liabilities                                                            9,622,799                         8,719,999

Stockholders' Equity
Capital Stock (Authorized 5,000,000 Shares
   $.03 Par - 1,627,896 (1998), 1,620,096 (1997)
   Shares Issued and Outstanding)                              48,837                            48,603
Paid-In Capital                                             1,355,124                         1,344,058
Donated Capital                                               124,210                           124,210
Retained Earnings                                           2,320,623        3,848,794        2,250,026        3,766,897
                                                            ---------      -----------       ----------      -----------

Total Liabilities and Equity                                               $13,471,593                       $12,486,896
                                                                           ===========                       ===========


              The accompanying notes to financial statements are an
                        integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                        STATEMENT OF STOCKHOLDERS EQUITY
                   FISCAL YEARS ENDED AUGUST 31, 1998 AND 1997



                                   August 31, 1998    August 31, 1997
                                   ---------------    ---------------
Capital Stock:
   Balance - September 1             $    48,603       $   48,513
   Proceeds from Sale of Shares
      Under Stock Option Plan                234               90
                                     -----------       ----------
   Balance - August 31                    48,837           48,603
                                     -----------       ----------

Additional Paid In Capital:
   Balance - September 1               1,344,058        1,341,148
   Proceeds from Sale of Shares
      Under Stock Option Plan             11,066            2,910
                                     -----------       ----------
   Balance - August 31                 1,355,124        1,344,058
                                     -----------       ----------

Donated Capital:                         124,210          124,210
                                     -----------       ----------

Retained Earnings:
   Balance - September 1               2,250,026        2,015,327
   Net Income                            119,434          234,699
   Common Stock Dividends Paid           (48,837)               0
                                     -----------       ----------
   Balance - August 31                 2,320,623        2,250,026
                                     -----------       ----------

Total Stockholders Equity            $ 3,848,794       $3,766,897
                                     ===========       ==========


              The accompanying notes to financial statements are an
                        integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                INCOME STATEMENT
                   FISCAL YEARS ENDED AUGUST 31, 1998 AND 1997


                                                  August 31, 1998   August 31, 1997
                                                  ---------------   ---------------
Sales                                               $24,548,803      $21,321,501
  Cost of Sales                                      20,609,145       17,536,019
                                                    -----------      -----------

Gross Profit on Sales                                 3,939,658        3,785,482

Expenses
  Selling Expense                                     1,234,059        1,057,839
  General and Administrative and Other Expense        1,834,293        1,751,026
  Provision for Doubtful Accounts                        44,358           43,376
                                                    -----------      -----------
      Total Expenses                                  3,112,710        2,852,241
                                                    -----------      -----------

Income from Operations                                  826,948          933,241

  Interest Expense                                      628,406          633,373
                                                    -----------      -----------

Income Before Income Taxes                              198,542          299,868

Provision for Income Taxes
  Current                                                35,094           36,307
  Deferred                                               44,014           28,862
                                                    -----------      -----------
      Total - Provision for Income Taxes                 79,108           65,169
                                                    -----------      -----------

Net Income                                          $   119,434      $   234,699
                                                    ===========      ===========


Earnings Per Common Share (Basic and Diluted)
Income from Continuing Operations                   $       .07      $       .14
                                                    ===========      ===========

      Net Income Per Share                          $       .07      $       .14
                                                    ===========      ===========


              The accompanying notes to financial statements are an
                        integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                             STATEMENT OF CASH FLOWS
                   FISCAL YEARS ENDED AUGUST 31, 1998 AND 1997


                                                               August 31, 1998    August 31, 1997
                                                               ---------------    ---------------
Cash Flows From Operating Activities
   Net Income                                                    $   119,434       $ 234,699
   Adjustments to Reconcile Net Income to Net Cash Provided
   (Used) by Operating Activities:
      Depreciation & Amortization                                    808,689         757,235
      Increase in Deferred Income Taxes                               44,014          28,862
      Gain on Sale of Assets                                         (16,655)
      Changes in Operating Assets and Liabilities:
         Accounts Receivable Decrease (Increase)                     (23,292)       (455,623)
         Inventories Decrease (Increase)                            (409,638)        149,519
         Prepaid Expenses Decrease (Increase)                        (47,032)         49,189
         Accounts Payable Increase (Decrease)                        179,868         153,320
         Accrued Expenses Increase (Decrease)                         19,642          44,419
         Income Taxes Payable Increase (Decrease)                      5,161           9,868
                                                                 -----------       ---------

   Net Cash Provided (Used) by Operating Activities                  680,191         971,488
                                                                 -----------       ---------

Cash Flows From Investing Activities
   Cash Payments for the Purchase of Fixed Assets                 (1,183,642)       (675,681)
   Cash Payments for the Procurement of Patents                      (11,999)
   Cash Received from Sale of Assets                                  16,655
   Cash Surrender Value - Life Insurance                             (54,503)        (87,503)
                                                                 -----------       ---------

   Net Cash Provided (Used) by Investing Activities               (1,233,489)       (763,184)
                                                                 -----------       ---------

Cash Flows From Financing Activities
   Proceeds From Issuance of Common Stock                             11,300           3,000
   Proceeds From Issuance of Short-term Debt                         300,000         100,000
   Proceeds From Issuance of Long-Term Debt                        5,110,712         174,588
   Principal Payments on Short-Term Debt                            (250,000)       (100,000)
   Principal Payments on Long-Term Debt                           (3,274,162)       (791,808)
   Dividends Paid                                                    (48,837)
   Net Increase (Decrease) in Line of Credit                      (1,228,592)        395,646
   Cash Payments for Loan Closing Costs                              (43,389)
                                                                 -----------       ---------

   Net Cash Provided (Used) by Financing Activities                  577,032        (218,574)
                                                                 -----------       ---------

Net Increase (Decrease) in Cash                                       23,734         (10,270)

Cash at Beginning of Year                                            119,072         129,342
                                                                 -----------       ---------

Cash at End of Year                                              $   142,806       $ 119,072
                                                                 ===========       =========

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
     Interest (Net of Amount Capitalized)                        $   631,977       $ 616,895
     Income Taxes Paid                                                29,933          26,439


              The accompanying notes to financial statements are an
                        integral part of this statement.

                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 1998 and 1997


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

          Principles of Consolidation

               The consolidated financial statements for the year ended August 31, 1998 and 1997 include the accounts of Glassmaster Company and its wholly-owned subsidiary, Glassmaster Controls Company, Inc., which was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material inter-company transactions have been eliminated.

          Cash and Cash Equivalents

               For the purpose of the statement of cash flows, the company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

          Accounts Receivable

               The company provides an allowance for losses on trade receivables based on a review of its past collection history. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $59,844 and $56,394 for the years ended August 31, 1998 and 1997 respectively.

          Inventories

               The method of determining the amount of inventories is lower of cost or market on a first-in, first-out basis. Inventories as shown on the Balance Sheet are classified below:

                                                         1998            1997
                                                     -----------     -----------
                           Materials & Supplies      $ 1,714,351     $ 1,603,906
                           Work In Process               478,137         468,722
                           Finished Products             957,918         668,140
                                                     -----------     -----------

                           Total                     $ 3,150,406     $ 2,740,768
                                                     ===========     ===========

                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 1998 and 1997


Note 1.  Summary of Significant Accounting Policies (Cont'd)

          Fixed Assets

               The basis for determining the values of fixed assets is cost. Included in land is property valued at $100,374 which was donated to the Company by Lexington County, South Carolina.

               The provision for depreciation charged against income for the fiscal years ended August 31, 1998, and 1997, totaled $801,286, and $722,421 respectively. The company computes depreciation using the straight-line method over the estimated useful lives of the assets as indicated below.
          The company uses applicable accelerated methods for tax purposes.

                                                                                                   Estimated
               Asset Classification                         1998                 1997             Useful Life
               --------------------                     ------------         ------------         -----------
               Land                                     $   190,274          $   190,274             N/A
               Buildings                                  3,819,937            3,793,946          30-40 Years
               Furniture & Fixtures                         454,116              376,597            5-7 Years
               Automotive Equipment                         312,419              304,416            3-5 Years
               Plant Equipment                            6,566,489            5,673,978           7-10 Years
               Tooling and Dies                             908,885              756,095            3-5 Years
                                                        -----------          -----------
                 Total                                   12,252,120           11,095,306

               Less: Accumulated Depreciation            (6,067,174)          (5,292,715)
                                                        -----------          -----------

               Net                                      $ 6,184,946          $ 5,802,591
                                                        ===========          ===========


          Income Taxes

               Components of the provision for income taxes on continuing operations are shown below:

                                                   1998                            1997
                                                   ----                            ----
                                           Current      Deferred          Current      Deferred
                                           --------    ---------          --------     --------
                           Federal         $ 35,094    $  47,361          $ 36,307     $ 32,251
                           State              -0-         (3,347)            -0-         (3,389)
                           Foreign            -0-           -0-              -0-           -0-
                                           --------     ---------         --------      -------
                           Total           $ 35,094     $  44,014         $ 36,307     $ 28,862
                           -----           ========     =========         ========     ========

               The principal elements accounting for the difference between the statutory federal income tax rate and the effective rates are:

                                                                         1998           1997
                                                                       --------       ---------
                    Expected tax at statutory rates                    $ 67,504       $ 100,198
                    Increase (decrease) resulting from effect of:
                      Depreciation                                      (13,394)        (49,439)
                      Net effect of increase in CSV of Life
                        Insurance over premiums paid                       (707)        (13,592)
                      Alternative Minimum Tax (credit)                  (13,689)          1,438
                      Other                                              (4,620)         (2,298)
                                                                       --------       ---------

                    Current Tax Provision                              $ 35,094       $  36,307
                                                                       ========       =========

                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 1998 and 1997


Note 1.  Summary of Significant Accounting Policies (Cont'd)

          Income Taxes (Cont'd)

               For South Carolina tax purposes a net operating loss carry-forward of $281,122 is available for future periods. The carry-forward will expire in the year ended August 31, 2013.

               For income tax reporting, an Alternative Minimum Tax credit of $16,446 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.

               The net deferred tax assets and liabilities consisted of the following components as of August 31, 1998 and 1997.

                                                                                1998               1997
                                                                              ---------         ---------
                         Deferred Tax Assets Relating to:
                           Allowance for Doubtful Accounts                    $  22,107         $  19,702
                           Alternative Minimum Tax Credit                        16,446            30,135
                           South Carolina Tax NOL Carryovers                     14,056             6,614
                         Deferred Tax Liabilities Relating to:
                           Property and Equipment                              (590,924)         (550,752)
                                                                              ---------         ---------

                         Net Deferred Tax Liability                            (538,315)         (494,301)
                                                                              =========         =========

               The components giving rise to the deferred tax assets and liability described above have been included in the accompanying balance sheet as of August 31, 1998 and 1997 as follows:

                                                         1998             1997
                                                       --------         --------
                         Current Assets                $ 22,107         $ 19,702
                         Other Assets                    30,502           36,749
                         Other Liabilities             (590,924)        (550,752)

          Advertising

               The company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $113,040 and $77,144 for the years ended August 31, 1998 and 1997, respectively.

Note 2.   Accounts Receivable - Other

               Accounts Receivable - Other consists mainly of management's estimate of the amount it will recover from a customer currently in bankruptcy proceedings. The company has recorded a receivable of $0 and $130,000 as of August 31, 1998 and 1997 respectively. During 1998 $105,273 was received from the bankruptcy proceedings. The balance of the receivable was charged to bad debts.

Note 3.   Other Assets

               Other assets are composed of the following:

                                                                         1998             1997
                                                                      ---------        ---------
                         CSV Life Insurance                           $ 392,261        $ 337,758
                         Deferred Tax Asset                              30,502           36,749
                         Loan fees, net of Amortization                  58,026           22,040
                         Other                                           51,999           40,000
                                                                      ---------        ---------

                              Total                                   $ 532,788        $ 436,547
                              -----                                   =========        =========

                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 1998 and 1997


Note 4.   Notes and Mortgages Payable

               Substantially all property, plant and equipment and a portion of CSV Life Insurance are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the Company with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2.5 million for the company and $650,000 for the company's subsidiary. The balances as of August 31, 1998 were $751,396 and $350,000 and the balances as of August 31, 1997 were $1,894,914 and $435,000. These credit agreements are subject to renegotiation and renewal every three-year period. The current contracts will expire July 1, 2001 and January 29, 1999.

               Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The company was not in violation of any of these loan covenants as of August 31, 1998.

               The following table sets forth the Company's indebtedness at the end of fiscal years 1998 and 1997.

                                                                          1998                            1997
                                                                          ----                            ----
                                                                  Current       Long-Term       Current         Long-Term
                                                                  -------       ---------       -------         ---------
          Financial Institutions
          Mortgages, interest ranging
           from 8.15% to 8.8% fixed,
           maturities to 2008                                    $  361,892     $4,906,783      $   87,861      $1,651,005

          Notes, interest ranging from
           Prime + .5% to Prime + 1.25%,
           maturities within 12 months                            1,351,396              0       2,679,914               0

          Installment Notes, interest range
           from 1.9% to Prime + 1%,
           maturities to 2002                                       160,511        202,793         634,634       1,263,956

          Local Government 2nd Mortgage,
           interest at 3% fixed,
           maturity November 9, 2004                                  8,293        162,730           8,048         171,023
                                                                 ----------     ----------      ----------      ----------

            Totals                                               $1,882,092     $5,272,306      $3,410,457      $3,085,984
                                                                 ==========     ==========      ==========      ==========


               The Prime interest rate was 8.50% for the years ended August 31, 1998 and 1997.

               The principal maturities on the notes and mortgages payable over the next five years is as follows:

                                     Fiscal
                                   Year Ending                        Principal
                                   -----------                       ----------
                                      1999                           $1,882,092
                                      2000                              930,418
                                      2001                              448,896
                                      2002                              460,060
                                      2003                              477,994
                                   After 2003                         2,954,938
                                                                     ----------

                                   Total                             $7,154,398
                                                                     ==========

                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 1998 and 1997


Note 5.  Leases

               The Company entered into an operating lease for various pieces of equipment on August 19, 1997. The lease calls for monthly payments of $11,171 for a period of sixty months. Future minimum lease payments under the lease are as follows:

                                     Fiscal
                                   Year Ending                          Amount
                                   -----------                         --------
                                      1999                             $134,052
                                      2000                              134,052
                                      2001                              134,052
                                      2002                              122,881
                                                                       --------
                                      Total                            $525,037
                                                                       ========


Note 6.  Stock Options

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

               Following is a summary of the status of the incentive stock options for the years ended August 31, 1998 and 1997:

                                                              1998                                  1997
                                                    -----------------------              --------------------------
                                                     Weighted                             Weighted
                                                     Average                              Average
                                                      Number       Exercise                Number          Exercise
                                                    Of Shares        Price               Of Shares           Price
                                                    ---------      --------              ---------         --------
          Outstanding-Beginning of Year               49,700        $ 3.03                70,300            $ 2.74
          Exercised                                   (7,800)         1.45                (3,000)             1.00
          Forfeited                                   (5,400)         3.22               (17,600)             2.22
                                                     --------                            --------
          Outstanding-End of Year                     36,500          3.34                49,700              3.03
                                                     ========                            ========

          Options Exercisable at
            End of Year                               30,800          3.22                37,100              2.70
                                                      =======                            ========



          Following is a summary of the status of the incentive options outstanding at August 31, 1998:

                              Outstanding Options                                     Exercisable Options
                ---------------------------------------------------------            ---------------------
                                              Weighted
                                              Average            Weighted
                                             Remaining           Average
                Exercise                     Contractual         Exercise                         Exercise
                  Price         Number          Life              Price               Number        Price
                --------        ------       -----------         --------             ------      --------
                $ 1.00           8,000          4 years           $ 1.00               8,000       $ 1.00
                  4.00          28,500          6 years             4.00              22,800         4.00

                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 1998 and 1997


Note 7.  Earnings Per Share

               The weighted average number of shares used in the computation of basic and diluted earnings per common share were 1,625,748 in 1998 and 1,618,904 in 1997. Options on 36,500 and 49,700 shares of common stock as of August 31, 1998 and 1997 respectively were not included in computing diluted earnings per share because their effects were antidilutive.

Note 8.  Defined Contribution Plan

               The Company established a qualified 401(K) defined contribution plan effective January 1, 1990. The plan year ends on December 31. Participation in the plan is voluntary and employees may contribute from 1% to 15% of eligible compensation on a tax-deferred basis.

               The amount to be contributed by the Company will be determined each year prior to December 1. The proposed match for the plan year
          (1998) is $.25 for each $1.00 of employee contributions up to a maximum 6% of eligible compensation.

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

               The amount of expense charged to operations was $82,285 for the year ended August 31, 1998 and $63,525 for 1997.

Note 9.  Financial Instruments

           (A) Balance Sheet Financial Instruments

                The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates fair value because the underlying instruments are primarily at current market rates.

           (B) Concentration of Credit Risk

               Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable. All receivables originate from the Company's normal business activities as described in note one. These receivables are unsecured.

Note 10. Year 2000 Disclosure

               The Company utilizes several computer-based systems in its internal operations to facilitate critical functions including order management, manufacturing, communications, and financial analysis and reporting. The year 2000 problem is basically an issue of how computers, embedded systems, or software store and use dates. Any of the Company's systems or programs that utilize date-sensitive software or embedded micro-controllers may potentially recognize a date field stored as two digits ("00") as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. The Company is committed to minimizing the risks associated with the year 2000 issue and as such, has devised and implemented a plan to insure that the Company's internal information systems will be year 2000 compliant by May 31, 1999. The plan includes an Internal Assessment Phase, whereby the Company's internal information systems are analyzed and non-year 2000 compliant hardware and software identified and scheduled for replacement or upgrade; a Vendor Assessment Phase, when the Company contacts all strategic suppliers, service providers, and customers to inquire and subsequently receive assurances (or intentions) regarding their year 2000 compliance; and an Upgrade, Implementation, and Testing Phase, whereby non-compliant hardware and software is upgraded or replaced and implemented into the normal business operations of the Company and subsequently tested for year 2000 compatibility and compliance.

                          NOTES TO FINANCIAL STATEMENTS
                            August 31, 1998 and 1997


Note 10. Year 2000 Disclosure (Cont'd)

          The Company has completed the Internal and Vendor Assessment Phases and has begun the Upgrade, Implementation and Testing Phase. The Company currently estimates the total cost to complete the projects associated with this plan to be approximately $70,000. To date, the Company has expended $40,000 of this total with approximately $28,000 having been expended in the fiscal year ended August 31, 1998. The Company does not consider the costs of year 2000 remediation to be material and will pay for the associated costs with internally generated funds. No information technology projects have been cancelled or deferred due to year 2000 remediation costs and in fact, certain information systems projects have been accelerated to coincide with the Upgrade, Implementation and Testing Phase of the plan.

          The Company may be exposed to risks from computer systems of third parties with which the Company transacts business. Although the Vendor Assessment Phase of the plan did not disclose any potential third-party problems, there can be no assurances that unknown costs may not ultimately be incurred as a result of third-party year 2000 disruptions. The Company will recognize these costs as they are incurred.

                               GLASSMASTER COMPANY

                                 LEXINGTON, S.C.

                                OCTOBER 30, 1998





          We have audited the consolidated balance sheets of Glassmaster Company and subsidiary as of August 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows, for the two-year period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glassmaster Company and subsidiary as of August 31, 1998 and 1997, and the respective results of its operations and its cash flows for the two-year period ended August 31, 1998, in conformity with generally accepted accounting principles.




      Brittingham, Dial & Jeffcoat
      Certified Public Accountants
      501 State Street
      PO Box 5949
      West Columbia, SC 29171

                                  Exhibit Index



Exhibit No.                              Exhibit                                                      Sequential Page No.
-----------                              -------                                                      -------------------

    3.1        Amended and Restated Certificate of Incorporation of the Company,
               filed as Exhibit 3.1 to Form 10-K for the year ended August 31,
               1991 and incorporated herein by reference.                                                     ---

    3.2        Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated
               herein by reference.                                                                           ---

   10          Amended and restated Glassmaster Company 1992 Incentive Stock
               Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31,
               1993 and incorporated herein by reference.                                                     ---

   11          Computation of Earnings Per Share for two years ended August 31, 1998
               and 1997.                                                                                      24

   21          Subsidiaries of the Company.                                                                   25

   27          Financial Data Schedule (SEC use only).                                                        ---