Form 10QSB
period 1998-11-29
GLASSMASTER CO
filed 1999-01-13
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended November 29, 1998.
                                        -----------------

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

Common shares outstanding November 29, 1998:      1,627,896 par value $0.03
                                              ----------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                        November 29, 1998              August 31, 1998
                                                        -----------------              ---------------
                                                          (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                              $    69                      $   143
   Accounts Receivable (Net of Reserve)                                3,208                        3,373
   Other Current Receivables                                              24                            7
   Inventories:
      Raw Materials                                   $ 2,097                       $ 1,714
      Work in Process                                     513                           478
      Finished Products                                 1,128          3,738            958         3,150
                                                      -------                       -------
   Prepaid Expenses and Other Current Assets                             238                           81
                                                                     -------                      -------
               Total Current Assets                                    7,277                        6,754

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                    6,092                        6,185

Other Assets
   CSV Life Insurance and Other Unamortized Assets                       584                          533
                                                                     -------                      -------

Total Assets                                                         $13,953                      $13,472
                                                                     =======                      =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                  $ 1,948                      $ 1,602
   Accrued Expenses                                                      229                          259
   Accrued Income Taxes                                                    0                           17
   Notes & Mortgages Payable                                           2,457                        1,882
                                                                     -------                      -------
               Total Current Liabilities                               4,634                        3,760

Long Term Liabilities
   Notes & Mtges, Due After One Year                  $ 5,155                       $ 5,272
   Deferred Income Taxes                                  591          5,746            591         5,863
                                                      -------        -------        -------        ------

Total Liabilities                                                     10,380                        9,623

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,627,896 (1999), 1,627,896 (1998)
      Shares Issued and Outstanding                   $    49                       $    49
   Paid-In Capital                                      1,355                         1,355
   Donated Capital                                        124                           124
   Retained Earnings                                    2,045          3,573          2,321         3,849
                                                      -------        -------        -------       -------

Total Liabilities and Equity                                         $13,953                      $13,472
                                                                     =======                      =======

\
                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                 Three Months Ended
                                       November 29, 1998  November 30, 1997
                                       -----------------  -----------------

Net Sales                                     $5,252          $5,587
   Cost of Sales                               4,762           4,620
                                              ------          ------
Gross Profit                                     490             967

Costs and Expenses:
   Selling                                       262             275
   General and Administrative                    246             257
   Other Income and Expense - Net                237             228
                                              ------          ------
Total Costs and Expenses                         745             760

Income From Operations                          (255)            207
   Interest Expense                              158             149
                                              ------          ------

Income Before Income Taxes                      (413)             58
   Income Taxes                                 (137)             13
                                                              ------


Net Income                                    $ (276)         $   45
                                              ======          ======


Net Income Per Share (1,620,096 Shares)                         0.03
  (Basic and Diluted)

Net Income Per Share (1,627,896 Shares)        (0.17)
  (Basic and Diluted)

Dividends Paid Per Share                      $ 0.00          $ 0.00
                                              ======          ======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                            Three Months Ended
                                                   November 29, 1998  November 30, 1997
                                                   -----------------  -----------------
Cash Flows From Operating Activities
   Net Income                                             $(276)           $  45
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                          234              201
      Amortization                                            2                2
      Increase in Deferred Income Taxes                    (137)               0
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                 148             (412)
         Decrease (Increase) in Inventories                (587)            (675)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                             (74)            (187)
         Increase (Decrease) in Accounts Payable            346              778
         Increase (Decrease) in Accrued Expenses            (47)              85
                                                          -----            -----
Net Cash Provided (Used) By Operating Activities           (391)            (163)
                                                          -----            -----

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                    141              263
   Additional Investment in Other Assets                      0                0
                                                          -----            -----
Net Cash Used By Investing Activities                       141              263
                                                          -----            -----

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                    0                0
   Proceeds from Short-Term Borrowings                        0                0
   Repayment of Short-Term Borrowings                       (73)             (49)
   Proceeds from Long-Term Obligations                        0                0
   Repayment of Long-Term Obligations                      (117)            (115)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                        648              502
                                                          -----            -----
Net Cash Provided (Used) By Financing Activities            458              338
                                                          -----            -----

Net Increase (Decrease) In Cash                             (74)             (88)

Cash At Beginning of Period                                 143              119
                                                          -----            -----

Cash At End of Period                                     $  69            $  31
                                                          =====            =====

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                $ 157            $ 148
      Income Taxes                                           17               12

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 29, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998. Certain prior year amounts may have been reclassified to conform with the 1999 presentation.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the first quarter ended November 29, 1998 (1999 fiscal year) were $5,251,795, a decrease of 6% when compared to sales of $5,586,429 during the first quarter of the 1998 fiscal year. The decline in first quarter sales is due to a 6% decrease in sales by the Monofilament Division and a 37% decrease in sales by the Composites Division when compared to the prior year period. Composites Division sales have been negatively impacted during efforts to transition the mix of products sold toward recently developed product lines. Products with low gross margins and limited growth potential have been discontinued during the last several months in favor of products with higher margins and better long-term growth potential such as the Glassmaster Composites Modular Building System(TM). The future success of this division will depend to what extent these new products are accepted by customers in the markets they are intended to serve. Glassmaster Controls Company sales increased by 1.5% during the first quarter when compared to prior year first quarter sales.

         Gross profit realized during the first quarter declined by almost 50% to $490,000 due to the decrease in sales and an unfavorable mix of product shipments at Monofilament. Gross profit as a percent of sales declined to 9.3% of sales this year versus 17.3% of sales in last year's first quarter. The company anticipates gross profit margins to improve during the next quarter in conjunction with a return to a more favorable mix of product sales.

         Selling, G&A, and Other expenses were $745,392 during the first quarter compared with $760,071 during the prior year first quarter and increased to 14.2% of sales this year versus 13.6% of sales last year due to lower sales levels. Interest expense increased to 3% of sales at $157,664 in this year's first quarter versus 2.7% of sales and $149,253 during the prior year first quarter. Higher average borrowings during this year's first quarter accounts for the increase in interest costs.

         Net Consolidated Income (Loss) during the current year first quarter was ($276,019) compared with $44,772 last year. Earnings Before Income Taxes declined from $57,336 during the prior year first quarter to ($412,649) this year due to the lower sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($391,000) during the first quarter of the 1999 fiscal year compared with ($163,000) during the prior year first quarter. The decline in cash provided from operating activities is primarily due to operating losses caused by the decline in sales and an unfavorable mix of products sold.

         Cash used by investing activities during the first quarter was $141,000 compared to $263,000 during last year's first quarter. A reduced investment in fixed assets this year compared to the prior year period accounts for the decrease in cash used by investing activities.

         Net cash provided by financing activities was $458,000 in this year's first quarter compared with $338,000 last year. The increase can be attributed to higher net borrowings under the company's revolving lines of credit due to operating losses incurred during this year's first quarter compared with an operating profit recognized during last year's first quarter.

         As of the date of this report no new material commitments for capital additions are planned and the company anticipates that its cash requirements during the remainder of the 1999 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.





                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits.

                        Exhibit No.                  Description
                        -----------                  ------------
                            27         November 29, 1998 Financial Data Schedule

         b)       Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended November 29, 1998.

                               Glassmaster Company
                                  Lexington SC



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GLASSMASTER COMPANY



Date      January 13, 1999               /s/ Raymond M. Trewhella
     ---------------------------         ---------------------------------------
                                         Raymond M. Trewhella
                                         (President and
                                          Principal Executive Officer)



Date      January 13, 1999               /s/ Steven R. Menchinger
     --------------------------          ---------------------------------------
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