Form 10QSB
period 1999-02-28
GLASSMASTER CO
filed 1999-04-13
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended February 28, 1999.
                                        ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission file number 0-2331
                                               -------

                            GLASSMASTER COMPANY
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       South Carolina                                     57-0283724
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
 Incorporation of organization)                        Identification No.)

         PO Box 788, Lexington SC                            29071
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:          803-359-2594
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

Common shares outstanding February 28, 1999:       1,630,696 par value $0.03
                                               -----------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                  (Thousands)

                                                                February 28, 1999              August 31, 1998
                                                             ----------------------        ---------------------
                                                                  (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                                     $   109                      $   143
   Accounts Receivable (Net of Reserve)                                       3,236                        3,373
   Other Current Receivables                                                     58                            7
   Inventories:
      Raw Materials                                          $ 2,079                       $ 1,714
      Work in Process                                            513                           478
      Finished Products                                        1,170          3,762            958         3,150
                                                             -------                       -------
   Prepaid Expenses and Other Current Assets                                    300                           81
                                                                            -------                      -------
               Total Current Assets                                           7,465                        6,754

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                           6,064                        6,185

Other Assets
   CSV Life Insurance and Other Unamortized Assets                              642                          533
                                                                            -------                      -------

Total Assets                                                                $14,171                      $13,472
                                                                            =======                      =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                         $ 1,883                      $ 1,602
   Accrued Expenses                                                             222                          259
   Accrued Income Taxes                                                           0                           17
   Notes & Mortgages Payable                                                  2,974                        1,882
                                                                            -------                      -------
               Total Current Liabilities                                      5,079                        3,760

Long Term Liabilities
   Notes & Mtges, Due After One Year                         $ 5,030                       $ 5,272
   Deferred Income Taxes                                         591          5,621            591         5,863
                                                             -------        -------        -------        ------

Total Liabilities                                                            10,700                        9,623

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,696 (1999), 1,627,896 (1998)
      Shares Issued and Outstanding                          $    49                       $    49
   Paid-In Capital                                             1,358                         1,355
   Donated Capital                                               124                           124
   Retained Earnings                                           1,940          3,471          2,321         3,849
                                                             -------        -------        -------       -------

Total Liabilities and Equity                                                $14,171                      $13,472
                                                                            =======                      =======

                              Glassmaster Company
                   Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                     Three Months Ended
                                            February 28, 1999    March 1, 1998
                                            -----------------    -------------
Net Sales                                        $ 5,450           $ 6,040
   Cost of Sales                                   4,703             5,177
                                                 -------           -------
Gross Profit                                         747               863

Costs and Expenses:
   Selling                                           275               286
   General and Administrative                        250               266
   Other Income and Expense - Net                    219               200
                                                 -------           -------
Total Costs and Expenses                             744               752

Income From Operations                                 3               111
   Interest Expense                                  168               157
                                                 -------           -------

Income Before Income Taxes                          (165)              (46)
   Income Taxes                                      (60)              (11)
                                                                   -------


Net Income                                       $  (105)          $   (35)
                                                 =======           =======


Net Income Per Share (1,627,896 Shares)                              (0.02)
  (Basic and Diluted)

Net Income Per Share (1,630,696 Shares)            (0.06)
  (Basic and Diluted)

Dividends Paid Per Share                         $  0.00           $  0.03
                                                 =======           =======

                              Glassmaster Company
                   Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                      Six Months Ended
                                            February 28, 1999     March 1, 1998
                                            -----------------     -------------
Net Sales                                        $ 10,702           $ 11,627
   Cost of Sales                                    9,464              9,797
                                                 --------           --------
Gross Profit                                        1,238              1,830

Costs and Expenses:
   Selling                                            537                561
   General and Administrative                         497                523
   Other Income and Expense - Net                     456                428
                                                 --------           --------
Total Costs and Expenses                            1,490              1,512

Income From Operations                               (252)               318
   Interest Expense                                   325                306
                                                 --------           --------

Income Before Income Taxes                           (577)                12
   Income Taxes                                      (196)                 2
                                                                    --------


Net Income                                       $   (381)          $     10
                                                 ========           ========


Net Income Per Share (1,627,896 Shares)                                 0.01
  (Basic and Diluted)

Net Income Per Share (1,630,696 Shares)             (0.23)
  (Basic and Diluted)

Dividends Paid Per Share                         $   0.00           $   0.03
                                                 ========           ========

                              Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                  Six Months Ended
                                                         February 28, 1999   March 1, 1998
                                                         -----------------   -------------
Cash Flows From Operating Activities
   Net Income                                                $  (381)           $    10
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                               468                403
      Amortization                                                 4                  4
      Increase in Deferred Income Taxes                         (113)                 0
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                       87               (912)
         Decrease (Increase) in Inventories                     (612)              (517)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                 (219)              (203)
         Increase (Decrease) in Accounts Payable                 281              1,503
         Increase (Decrease) in Accrued Expenses                 (54)               (53)
                                                             -------            -------
Net Cash Provided (Used) By Operating Activities                (539)               235
                                                             -------            -------

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                         347                615
   Additional Investment in Other Assets                           0                  9
                                                             -------            -------
Net Cash Used By Investing Activities                            347                624
                                                             -------            -------

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                         3                 11
   Payment of Dividend                                             0                (49)
   Proceeds from Short-Term Borrowings                             0                  0
   Repayment of Short-Term Borrowings                            (47)               (49)
   Proceeds from Long-Term Obligations                             0                  0
   Repayment of Long-Term Obligations                           (234)              (306)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                           1,131                740
                                                             -------            -------
Net Cash Provided (Used) By Financing Activities                 853                347
                                                             -------            -------

Net Increase (Decrease) In Cash                                  (33)               (42)

Cash At Beginning of Period                                      143                119
                                                             -------            -------

Cash At End of Period                                        $   110            $    77
                                                             =======            =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                   $   338            $   319
      Income Taxes                                                17                 30

                              Glassmaster Company
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998. Certain prior year amounts may have been reclassified to conform with the 1999 presentation.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the second quarter ended February 28, 1999 were $5,449,763, a decrease of 9.8% when compared with the prior year second quarter sales. The decrease in comparative quarterly sales is due to a decline in product shipments of 14% at the Monofilament Division and 41% at the Composites Division. Difficult economic conditions in several foreign markets and the corresponding impact on the North American textile industry has directly affected demand for many of the company's monofilament products. The slowdown in the textile markets and a loss of a key customer account for the decrease in monofilament sales. Composites Division sales have declined due to a decision to discontinue the manufacture and sale of certain low-margin products while sales of recently introduced products have been less than anticipated. Glassmaster Controls sales increased by 8.5% during the second quarter compared to the prior year period due to new product shipments. Year-to-date consolidated sales are 8% less than the prior year six-month period due to a decrease in sales of 10% at Monofilament and 35% at Composites. Glassmaster Controls sales have increased 5% this year to date compared with the prior year period.

         Gross profit margins during the second quarter were 13.7% of sales compared with 14.3% of sales in the prior year quarter. Year-to-date profit margins as a percent of sales were 11.6% versus last year's 15.7%. The quarterly and year-to-date decline in profit margins is due to lower sales, pricing pressures, and a less favorable mix of products sold at Monofilament coupled with lower sales and inefficient capacity utilization at Composites. While gross margins during the second quarter did improve compared with the first quarter's 9.3% of sales gross profit, any further improvement in margins this fiscal year will be restrained absent new product sales growth at both Composites and Monofilament.

         Selling, G&A, and Other Expenses totaled $744,059 during the second quarter, or about 14% of sales, compared with $751,961, or 12% of sales, during the prior year second quarter. These expenses represent approximately 14% of year-to-date sales versus 13% of sales during last fiscal year's first six months. Interest expense was slightly higher when compared with last year's quarterly and year-to-date periods due to increased borrowings.

         The second quarter of the current fiscal year showed a net consolidated loss of ($105,006) compared with last year's second quarter loss of ($35,064). On a year-to-date basis the net loss totals ($381,026) compared with net income of $9,708 last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities total ($539,000) for the six-month period ended February 28, 1999 compared with $235,000 during the comparable period of the prior fiscal year. The decline in cash provided from operating activities is primarily due to operating losses incurred as a result of lower sales and corresponding gross profit.

         Cash used by investing activities so far this year totals $347,000 compared with $624,000 during last year's comparable six-month period. A reduced investment in fixed assets this year compared with the prior year period accounts for the decrease. The prior year period included equipment and tooling expenditures at Composites associated with the development of its new product, the Glassmaster Composite Modular Building System(TM) as well as added extrusion equipment to boost capacity at Monofilament. These capital addition projects are now essentially complete and no further material commitments for capital additions are currently planned for the remainder of this fiscal year.

         Net cash provided by financing activities was $853,000 during this year's first six months compared with $347,000 in the prior year period. The increase can be attributed to higher net borrowings under the company's revolving lines of credit due to operating losses incurred so far this fiscal year compared with an operating profit recognized during last year's comparable six months. These revolving credit agreements provide for borrowings of up to $3.15 million. Total borrowings outstanding under these credit lines were $2.15 million as of February 28, 1999.

         The company currently anticipates that its cash requirements during the remainder of the 1999 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.

                          PART II - OTHER INFORMATION


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           a) Exhibits.

                        Exhibit No.                  Description
                        -----------                  -----------

                            27         February 28, 1999 Financial Data Schedule

           b) Reports on Form 8-K.

              There were no reports on Form 8-K filed during the quarter ended February 28, 1999.

                              Glassmaster Company
                                  Lexington SC



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GLASSMASTER COMPANY



Date        April 13, 1999                     /s/ Raymond M. Trewhella
     ---------------------------               ------------------------
                                                   Raymond M. Trewhella
                                                   (President and
                                                   Principal Executive Officer)



Date        April 13, 1999                     /s/ Steven R. Menchinger
     --------------------------                ------------------------
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