Form 10QSB
period 1999-05-30
GLASSMASTER CO
filed 1999-07-14
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended May 30, 1999 .
                                        -------------

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

Common shares outstanding May 30, 1999:       1,630,696 par value $0.03
                                          ----------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                          May 30, 1999         August 31, 1998
                                                          ------------         ---------------
                                                          (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                             $    65             $   143
   Accounts Receivable (Net of Reserve)                               3,398               3,373
   Other Current Receivables                                            101                   7
   Inventories:
      Raw Materials                                     $ 1,738               $ 1,714
      Work in Process                                       533                   478
      Finished Products                                   1,164       3,435       958     3,150
                                                        -------               -------
   Prepaid Expenses and Other Current Assets                            307                  81
                                                                    -------             -------
               Total Current Assets                                   7,306               6,754

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                   5,850               6,185

Other Assets
   CSV Life Insurance and Other Unamortized Assets                      723                 533
                                                                    -------             -------

Total Assets                                                        $13,879             $13,472
                                                                    =======             =======

             LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
   Accounts Payable                                                 $ 1,684             $ 1,602
   Accrued Expenses                                                     244                 259
   Accrued Income Taxes                                                   0                  17
   Notes & Mortgages Payable                                          3,108               1,882
                                                                    -------             -------
               Total Current Liabilities                              5,036               3,760

Long Term Liabilities
   Notes & Mtges, Due After One Year                    $ 4,937               $ 5,272
   Deferred Income Taxes                                    591       5,528       591     5,863
                                                        -------     -------   -------   -------

Total Liabilities                                                    10,564               9,623

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,696 (1999), 1,627,896 (1998)
      Shares Issued and Outstanding                     $    49               $    49
   Paid-In Capital                                        1,358                 1,355
   Donated Capital                                          124                   124
   Retained Earnings                                      1,784       3,315     2,321     3,849
                                                        -------     -------   -------   -------

Total Liabilities and Equity                                        $13,879             $13,472
                                                                    =======             =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                        Three Months Ended
                                                  May 30, 1999     May 31, 1998
                                                  ------------     ------------
Net Sales                                            $ 5,479         $6,655
   Cost of Sales                                       4,718          5,608
                                                     -------         ------
Gross Profit                                             761          1,047

Costs and Expenses:
   Selling                                               356            354
   General and Administrative                            263            264
   Other Income and Expense - Net                        205            225
                                                     -------         ------
Total Costs and Expenses                                 824            843

Income(Loss) From Operations                             (63)           204
   Interest Expense                                      173            166
                                                     -------         ------

Income(Loss) Before Income Taxes                         236             38
   Income Taxes                                          (80)             6
                                                     -------         ------


Net Income(Loss)                                     $  (156)        $   32
                                                     =======         ======


Net Income(Loss) Per Share (1,630,696 Shares)          (0.10)
    (Basic and Diluted)

Net Income(Loss) Per Share (1,627,896 Shares)                          0.02
    (Basic and Diluted)

Dividends Paid Per Share                             $  0.00         $ 0.00
                                                     =======         ======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                        Nine Months Ended
                                                 May 30, 1999      May 31, 1998
                                                 ------------      ------------
Net Sales                                            $16,180         $18,282
   Cost of Sales                                      14,181          15,405
                                                     -------         -------
Gross Profit                                           1,999           2,877

Costs and Expenses:
   Selling                                               893             915
   General and Administrative                            760             788
   Other Income and Expense - Net                        661             653
                                                     -------         -------
Total Costs and Expenses                               2,314           2,356

Income(Loss) From Operations                            (315)            521
   Interest Expense                                      498             473
                                                     -------         -------

Income(Loss) Before Income Taxes                        (813)             48
   Income Taxes                                         (276)              7
                                                     -------         -------


Net Income(Loss)                                     $  (537)        $    41
                                                     =======         =======

Net Income(Loss) Per Share (1,630,696 Shares)          (0.33)
    (Basic and Diluted)

Net Income(Loss) Per Share (1,627,896 Shares)                           0.03
    (Basic and Diluted)

Dividends Paid Per Share                             $  0.00         $  0.03
                                                     =======         =======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)

                                                              Nine Months Ended
                                                        May 30, 1999    May 31, 1998
                                                        ------------    ------------
Cash Flows From Operating Activities
   Net Income(Loss)                                       $  (537)        $    41
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                            702             605
      Amortization                                              7               5
      Increase in Deferred Income Taxes                      (193)              0
      Loss on Disposal of Fixed Assets                          9               0
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                  (119)           (940)
         Decrease (Increase) in Inventories                  (284)           (505)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                              (226)           (167)
         Increase (Decrease) in Accounts Payable               87           1,662
         Increase (Decrease) in Accrued Expenses              (37)             18
                                                          -------         -------
Net Cash Provided (Used) By Operating Activities             (591)            719
                                                          -------         -------

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                      375             990
   Additional Investment in Other Assets                        5              12
                                                          -------         -------
Net Cash Used By Investing Activities                         380           1,002
                                                          -------         -------

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                      3              11
   Payment of Dividend                                          0             (49)
   Proceeds from Short-Term Borrowings                          0             300
   Repayment of Short-Term Borrowings                           7            (175)
   Proceeds from Long-Term Obligations                         44              90
   Repayment of Long-Term Obligations                        (379)           (567)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                        1,218             663
                                                          -------         -------
Net Cash Provided (Used) By Financing Activities              893             273
                                                          -------         -------

Net Increase (Decrease) In Cash                               (78)            (10)

Cash At Beginning of Period                                   143             119
                                                          -------         -------

Cash At End of Period                                     $    65         $   109
                                                          =======         =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                $   501         $   477
      Income Taxes                                             17              30

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 30, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 1999. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998. Certain prior year amounts may have been reclassified to conform with the 1999 presentation.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the third quarter ended May 30, 1999 were $5,478,502 a decrease of almost 18% when compared to the third quarter of the 1998 fiscal year. The decrease in third quarter sales is due to a decline of 23% in Monofilament sales and a 53% decrease in sales at the Composites Division. Glassmaster Controls third quarter sales were approximately 6% ahead of the prior year quarterly sales. Year-to-date consolidated sales total $16,180,060 compared with $18,282,465 in the prior year nine-month period, a decrease of 11.5%. Year-to-date sales have declined by 15% at Monofilament and 45% at Composites. The decline in quarterly and year-to-date sales at Monofilament can be attributed to difficult market conditions in the North American textile industry due to foreign competitive pressures and much lower sales of nylon weed trimmer line as this division strategically transitions its product mix from products with commodity oriented pricing to specialty engineered monofilaments with higher profit margins. The decline in sales at the Composites Division is the result of a high volume, low margin product line (fiberglass handles) having been discontinued at the end of the 1998 fiscal year, lower marine antenna sales, and disappointing sales of the division's recently introduced product line, the Composite Modular Building System(TM). Glassmaster Controls year-to-date sales have increased by 5% compared with the prior year due to new electronics product sales.

         Gross profit margins during the third quarter were 13.9% of sales this year compared to 15.7% of sales in last year's third quarter. The decline in profit margins is primarily due to lower sales and related manufacturing inefficiencies at Monofilament. Year-to-date gross profit margins have declined to 12.4% of sales this year versus 15.7% of sales in the prior year-to-date period due to lower sales volumes at Monofilament. Manufacturing cost inefficiencies have been caused by the decline in sales volumes because staff and employment levels have been maintained by this division during the transition to new product sales. Profit margins are expected to improve as sales of recently developed products grow.

         Selling, G&A, and Other Expenses totaled $823,879 during the third quarter, or about 15% of sales, compared with $843,842, or 12.4% of sales, in the year ago third quarter. On a year-to-date basis, these expenses represent 14.3% of sales this year versus 13.4% of sales last year as a direct result of lower than anticipated sales volumes. Interest expense was slightly higher this year on both a quarterly and year-to-date basis when compared with the year ago periods, due to higher average borrowings against the company's revolving lines of credit necessary to support working capital.

         Income(Loss) Before Income Taxes in the third quarter was ($235,735) this year versus $37,361 last year and year-to-date totals ($813,046) this year compared with $48,780 a year ago. The decline in income is primarily due to lower sales and corresponding gross profit. An Income Tax Benefit of $80,150 was recognized in the third quarter and a benefit of $276,436 has been recognized year-to-date due to pre-tax operating losses. Last year an Income Tax Expense of $5,585 and $7,296 was recognized for the quarter and year-to-date periods, respectively. Net Income(Loss) per share (basic and diluted) was ($.10) for the third quarter and ($.33) year to date versus $.02 per share in last year's third quarter and $.03 per share last year to date.



LIQUIDITY AND CAPITAL RESOURCES


         Cash flows from operating activities total ($591,000) for the nine-month period ended May 30, 1999 compared with $719,000 during last year's comparable year-to-date period. The decline in cash flows is primarily due to pre-tax operating losses due to lower sales and corresponding gross profit realized.

         Cash used by investing activities so far this fiscal year totals $380,000 compared with last year's $1,002,000. A reduced investment in fixed assets this year when compared with the prior year period accounts for the decrease in cash used by investing activities. The prior year period included equipment and tooling expenditures at Composites associated with the development of its new product line, the Glassmaster Composite Modular Building System(TM) as well as extrusion equipment to boost manufacturing capacity at Monofilament. These capital addition projects are now complete and no further material commitments for capital additions are currently planned for the remainder of the fiscal year.

         Net cash provided by financing activities was $893,000 during this year's first nine months compared with $273,000 in the prior year-to-date period. The increase can be attributed to higher net borrowings under the company's revolving lines of credit due to operating losses incurred so far this fiscal year compared with an operating profit recognized during last year's nine-month period. These revolving credit agreements currently provide for borrowings of up to $3.15 million. Total borrowings outstanding under these credit lines were $2.3 million as of May 30, 1999. During the fourth quarter of the current fiscal year the company intends to refinance most of its outstanding mortgage and term-loan debt at Glassmaster Controls to satisfy balloon payment requirements and obtain additional long-term financing at attractive fixed interest rates. Approximately $650,000 in additional long-term debt will be available to pay down existing revolving credit and fund approximately $400,000 in capital equipment additions currently planned for next fiscal year.

         The company currently anticipates that its cash requirements during the remainder of the 1999 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.


YEAR 2000 DISCLOSURE

The Company began working on the Year 2000 Compliance Issue in early 1998. The plan was divided into three separate phases: (1) The Internal Assessment Phase, whereby the Company's internal information systems were analyzed and non-Year 2000 compliant hardware and software identified and scheduled for upgrade or replacement. (2) The Vendor Assessment Phase, which involved contacting all strategic suppliers, service providers, and trading partners to inquire and subsequently receive assurances (or intentions) regarding their Year 2000 compliance. (3) The Upgrade, Implementation, & Testing Phase, whereby all non-compliant hardware and software systems were upgraded or replaced, then implemented into normal business operations, and subsequently tested for Year 2000 compatibility.

The Internal Assessment Phase was completed in the first quarter of 1998. This assessment identified several areas of vulnerability, including network operating systems, the Company's basic accounting package, and various desktop software applications. In addition, minor hardware issues with P/Cs and certain peripherals, as well as some non-IT related hardware concerns were exposed.

Although the Vendor Assessment Phase was completed in the fourth quarter of 1998, the Company continuously monitors the status of all critical suppliers and service providers, to insure they are on schedule to complete their own compliance efforts. Concerns regarding utilities fall within this ongoing assessment phase, in that, the inability of utility companies to supply uninterrupted power, fuel, and water on and after January 1, 2000 is critical to the Company's ability to maintain operations. In addition, financial institutions fall within this scope, as their inability to provide basic services would also have a material impact on the Company's operations. To date, the company is not aware of any external agent with Year 2000 issues that would materially impact the Company's results of operations. However, the Company has no way of ensuring that external agents will be Year 2000 ready. Furthermore, the inability of external agents to complete Year 2000 initiatives in a timely fashion could have material impact on the Company. Other than utility providers and financial institutions as outlined above, the effect of non-compliance by external agents can not be determined. The Company is formalizing contingency plans to mitigate any risks posed by the non-compliance of external agents. These plans are currently under development and should be completed in the third quarter of 1999.

The Upgrade, Implementation, & Testing Phase, which was begun in the second quarter of 1998, is approximately 90% complete as of May 30, 1999. In fact, all mission-critical IT and non-IT systems are currently compliant, pending enterprise-wide testing for compatibility and interoperability. This includes the Company's basic accounting system, including customer order management, purchasing and procurement, inventory management, accounting and finance, product manufacturing, distribution and logistics, budgeting and planning, and personnel/payroll. All critical network system hardware and software has been upgraded and implemented into daily operations. All desktop PC hardware and software has been upgraded and implemented. All essential manufacturing and warehousing operations are currently compliant, including process control, material handling, quality control, diagnostic & testing, and health & safety. This assessment is based on manufacturers test results and vendor certifications. The company can not be certain that information provided by these sources is accurate. Therefore, the Company is formalizing contingency plans to preclude any problems arising from non-compliant hardware or software in both IT and non-IT systems. These plans are currently under development and should be finalized in the third quarter of 1999. Enterprise-wide testing of critical systems for compatibility and interoperability is ongoing, and will be completed by September 30, 1999.

The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition due to the general uncertainty inherent in the Year 2000 problem. The Company's Year 2000 compliance plan is expected to significantly reduce this level of uncertainty. The Company believes that, with the implementation of new business systems, Year 2000 readiness of its primary vendors and service providers, and completion of the Year 2000-compliance plan as scheduled, it will maintain normal operations. Although there is no reason to question the compliance plans presented by the Company's utility providers or financial institutions, the inability of either of these to provide basic services for an extended period would have a significant impact on the Company's operations presenting a "worst case scenario" that could be potentially damaging. For more information regarding management's assessment of the risks associated with the Year 2000 issue, as well as estimated costs to the company in completing its Year 2000 compliance plan, please refer to the Company's Annual report on Form 10-KSB for the year ended August 31, 1998.




                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)     Exhibits.

                      Exhibit No.             Description
                      -----------             -----------
                          27             May 30, 1999 Financial Data Schedule

         b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the quarter ended May 30, 1999.

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



Date       July 14, 1999                     /s/ Raymond M. Trewhella
     --------------------------              -----------------------------------
                                             Raymond M. Trewhella
                                             (President and
                                             Principal Executive Officer)



Date       July 14, 1999                     /s/ Steven R. Menchinger
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