Form 10KSB40
period 1999-08-31
GLASSMASTER CO
filed 1999-11-30
CIK 109870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1999        Commission File Number  0-2331
                         -----------------                              --------


                               GLASSMASTER COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             South Carolina                                  57-0283724
----------------------------------------               ---------------------
        (State of incorporation)                       (IRS Employer ID No.)

        PO Box 788, Lexington SC                               29071
----------------------------------------               ---------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:         803-359-2594
                                                  ----------------------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:    None
                                                                      ----------
Securities registered pursuant to Section 12 (g) of the Exchange Act:
  Title of Class:    Common Stock, par value $.03 per share
                  --------------------------------------------------------------

Indicate by an "X" whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by an "X" if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.     $21,024,882   .
                                                          ------------------

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $725,977 as of October 31, 1999, based on the average high and low sales price of $1.125 per share.

The number of shares outstanding of the registrant's common stock, as of October 31, 1999 was 1,630,696 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer's definitive proxy statement for the 2000 annual meeting of stockholders that will be filed no later than December 31, 1999.

                                     PART I

Item 1.  Business

    (a)(b) General Development and Narrative Description of Business

           Glassmaster Company (the "Company") is a diversified manufacturer of thermoplastic and thermoset plastic materials, industrial controls, and electronics which produces a variety of product lines to supply customers throughout multiple industries. The Company classifies its business into two operating segments: Industrial Products, consisting of extruded synthetic monofilaments, pultruded fiberglass products, and composites and; Controls and Electronics, consisting of mechanical and electronic controls and electronic test equipment. For segment and geographic information, see Note 13 of Notes to Financial Statements.

           The Company was founded in 1946 and incorporated under the laws of the State of South Carolina. The Company manufactured only fiberglass pleasure boats until 1982 when, due to the cyclical nature of the pleasure boat business, the Company began to diversify into industrial-related manufacturing. During 1982 and 1983 the Company developed from within manufacturing facilities to produce extruded monofilaments and fiberglass antennas. In 1988, the Company purchased the industrial controls business to further diversify and expand its line of industrial-related products, and Glassmaster Controls Company, Inc. was formed. In 1989, the company discontinued the manufacture and sale of fiberglass boats.

           In recent years, the Company has expanded its product offerings to include electronic test equipment (the Amtest line of test equipment was acquired by Glassmaster Controls Company, Inc. in October, 1997) and has internally developed the capability to provide contract manufacturing services that produce customized electronic products, including circuit boards utilizing surface mount and through-hole technologies. Management believes the addition of electronic capabilities will leverage its ability to provide its existing customer base with more complete product solutions as well as entice new customers by offering vertically integrated, mechanical and electronic contract manufacturing.

           During 1998 and 1999 the Company developed and introduced the Glassmaster Composite Modular Building System(TM), which is a t-slotted framework system used in a wide variety of industrial applications, including machine frames, guarding and enclosures, workstations and tables, and shelving for storage.

           During the fourth quarter of 1999, the Company announced its decision to discontinue the manufacture and sale of its marine antennas and other low margin product lines and in October, 1999 completed the sale of certain related assets. See Note 12 of Notes to Financial Statements for further discussion.

           There have been no bankruptcy, receivership, or similar proceedings against the company since its inception. During the last three years there has been no material acquisition or disposition of any significant amount of assets other than that described above or in the ordinary course of business.

           The Company's common stock was first offered to the public in 1959 and currently has approximately 1,200 stockholders. During the last several years the Company's common stock was listed and traded on the Nasdaq SmallCap Market, however, on November 8, 1999, the common stock of the company was de-listed from Nasdaq due to minimum market value of public float requirements. The Company's common stock is currently traded on the Over-the-Counter Bulletin Board (symbol: GLMA.OB).

INDUSTRIAL PRODUCTS

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

           The Company's Composites Division manufactures pultruded fiberglass (thermoset) and composite profiles that are used in the assembly of the Glassmaster Composites Modular Building System(TM). This division previously manufactured a line of fiberglass marine and CB antennas as well as specialty fiberglass rod stock. These product lines were discontinued in 1999. This division is currently establishing a network of regional distributors throughout North America to sell the Composite Modular Building System(TM) product line.

CONTROLS AND ELECTRONICS

           The Company, through its wholly-owned subsidiary, Glassmaster Controls Company, Inc., located in Kalamazoo, Michigan, manufactures and assembles a wide range of industrial controls, including mechanical cable and wire assemblies, mechanical and electronic HVAC instrument panels, and circuit board-based electronic controls and modules. Industrial controls are used primarily in medium and large capacity trucks and to a lesser degree, automobiles, farm equipment, and recreational boats and are sold to original equipment manufacturers throughout North America by in-house sales efforts and commissioned manufacturers sales representatives. The Company also manufactures and assembles the Amtest line of vehicle test equipment used by mechanics, rebuilders, fleets, and garages to analyze and repair automotive and truck engines and their related electronic devices. Amtest vehicle test equipment is sold by in-house sales efforts to distributors throughout North America. The company also offers custom electronic products utilizing surface mount (SMT) and through hole circuit board contract assembly that are sold by in-house sales efforts and manufacturers sales representatives.

           The names "Glassmaster", "CompCore", "NYBRAD", and "Glassmaster Composite Modular Building System" are registered trademarks of the Company. The Company has applied for a U.S. Patent for its recently introduced product, the "Glassmaster Composite Modular Building System".

           The Company believes it is a significant competitor in the United States market for specialty monofilament products. While firm price competition can be experienced within some lines of the monofilament and flexible wire control products, overall, the Company produces products which center on performance, engineering and customer service and it is these product lines which provide the Company with a stable revenue base. Sales and profitability growth are dependent to varying degrees upon favorable economic conditions and penetration into the industrial textile, paper machine clothing, and domestic truck manufacturing industries, as well as acceptance of recently introduced electronics and composites products. Unfavorable weather conditions can have an impact on monofilament trimmer line sales.

           Sales of the Company's industrial products are somewhat seasonal with sales to the lawn and garden care markets concentrated in the second and third quarters of the fiscal year (December - May). While some fluctuations in inventory levels will occur from time to time, the Company is not required to carry significant amounts of inventory to meet delivery requirements or to carry unusually large amounts of materials and supplies to insure itself of a continuous allotment of goods from suppliers. The Company does not provide extended payment terms to its customers in excess of those normally offered for these industries. Other than as described in Note 13 of Notes to Financial Statements, the dependence upon any one customer or small group of customers is not material. The Company currently offers no product or service requiring government approval and the effect of existing or probable government regulations on the operations of the Company is considered to be immaterial.

           At August 31, 1999, the order backlog was $1,868,155 compared to $2,344,844 at August 31, 1998.

           The Company has no full-time employees engaged in research and development activities, however, certain employees at each of the Company's manufacturing locations spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $912,000 in 1999 and $854,000 in 1998.

           No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

           The Company and its subsidiary furnished employment for approximately 207 persons at August 31, 1999 and 218 persons at August 31, 1998.

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

           Glassmaster Controls Co., Inc. operates its industrial controls business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 109,000 square feet and is owned by the Company in fee simple.

           The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 1999 were as follows: Monofilament Plant - 70%; Composites Plant - 25%; Controls Plant - 50%.

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

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

(a)(1) The Company's common stock traded on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol GLMA. On November 8, 1999 the Company's common stock was de-listed from Nasdaq due to minimum market value of public float requirements. As of November 8, 1999 the Company's common stock trades on the Over-the-Counter market Bulletin Board under the symbol GLMA.OB.

(a)(1)(ii)The table below sets forth the high and low sales price per share during each quarter in the last two years as quoted on the Small Cap Market tier of the Nasdaq Stock Market.

          Quarter Ending                    High              Low
          --------------                    ----              ---

          August 31, 1997                    .875             .750
          December 1, 1997                  4.750            2.875
          March 2, 1998                     4.125            3.500
          June 1, 1998                      3.875            2.563
          August 31, 1998                   2.500            1.500
          November 30, 1998                 1.750            1.750
          March 1, 1999                     2.500            1.000
          May 31, 1999                      1.375             .938
          August 31, 1999                   1.094            1.094


Since September 1, 1999 and to the date of this report, the high and low sales price per share was $1.156 and $.813, respectively.

   (b) There were 1,185 shareholders of record at October 31, 1999.

(c)(1) On October 24, 1997, Directors of the Company declared a cash dividend of $.03 per common share payable on or about January 30, 1998 to stockholders of record on January 9, 1998. No other dividends have been declared or paid in the last three years.

(c)(2) According to the terms of a financing agreement, the Company is restricted from paying cash dividends unless approved by the lending institution.

                                     PART II

Item 6.  Management's Discussion and Analysis

Review of Operations

                           Comparison of 1999 to 1998

           Consolidated sales for the fiscal year ended August 31, 1999 were $21.0 million compared to $24.6 million last year, a decrease in sales of 14.3%. The net loss for the year was $995,984, or $.61 per share. The loss includes non-recurring, after-tax charges of $459,000, or $.28 per share, that were associated with the Company's decision to discontinue certain product lines. Net income last year was $119,434, or $.07 per share.

           NET SALES. In the industrial products segment, sales declined 20% to $14.6 million from $18.1 million in 1998. Sales of monofilament products decreased 18% compared with the prior year, due to declines in shipments of textile related weaving filaments and sewing thread, and nylon trimmer line. Difficult market conditions in the North American textile industry caused by competitive pressures from Asian imports impacted demand from Monofilament Division customers doing business in these markets. Sales of nylon trimmer line were lower primarily due to the decision by a key customer, involved in the re-packaging of bulk trimmer line for sale into the retail market, to discontinue their re-packaging division because of pricing pressures from the large retailers. The decline in sales of bulk line to this customer was partially offset by expanded internal winding and packaging capabilities that enabled sales of re-packaged line directly to the retail distribution chain. Sales of monofilament are expected to improve as textile-related markets slowly recover and current and potential customers complete the product evaluation process of recently developed specialty monofilaments.

           At the Composites Division, sales declined approximately 44% from the prior year due to discontinued product lines, lower sales of marine antennas, and disappointing sales of the recently introduced product, The Glassmaster Composite Modular Building System(TM). At the end of the 1998 fiscal year, this division discontinued the manufacture and sale of pultruded fiberglass handles, used primarily in lawn, garden, and home tools, which accounted for approximately half of the 44% decline in sales. The lower sales of marine and CB antennas accounted for the remainder of the decrease in Composites division sales. Due to declining sales and changing technologies, and to concentrate its full efforts on the new Glassmaster Composite Modular Building System(TM), the Composites Division announced during the 1999 fourth quarter that the manufacture and sale of fiberglass marine and CB antennas would be discontinued. Certain assets related to this product line were sold in October, 1999 (refer to Note 12 of Notes to Financial Statements for further information). While sales of the new product line, the Glassmaster Composite Modular Building System(TM), have been modest to date during customer product evaluation, new distributor agreements have been formulated and additional sales and design support is now available. Improved results for this product line are expected in the 2000 fiscal year.

           In the controls and electronics segment, Glassmaster Controls Company ("Controls") sales increased 1.5% to $6.5 million, compared to last year's $6.4 million, due to improved electronic product sales and steady demand from its base of heavy truck manufacturing customers that offset slow sales to farm equipment manufacturers. Expanded circuit-board manufacturing capacity and new product engineering and development efforts should allow further sales growth in the electronics product line as the 2000 fiscal year progresses.

           GROSS PROFIT. Total gross profit declined from $3.9 million last year to $2.0 million this year, due to the decrease in sales at Monofilament and non-recurring charges at Composites. When expressed as a percent of sales, gross profit was 9.6% of sales this year, down from 16.1% of sales in the prior year. As discussed more fully in Note 12 of Notes to Financial Statements, $599,260 was charged to Composites cost of goods sold to write down inventories associated with discontinued product lines. Absent this change, gross profit was $2.6 million, or 12.4% of sales this year, still well below the prior year's 16.1% of sales and primarily due to the costs associated with maintaining a trained, technical workforce at Monofilament, notwithstanding lower sales and reduced production requirements. Gross profit margins, expressed in dollars and as a percentage of sales, will improve as sales and related manufacturing throughput increase at Monofilament and new product sales at Composites and Controls begin to contribute higher margin revenue.

           EXPENSES. Total expenses were down from $3.1 million last year to $3.0 million this year. Included in the current year total was a $114,297 loss on the sale of assets related to the discontinued marine antenna product line. Net of this amount, total expenses declined by approximately $180,000, primarily due to lower variable selling expenses, which decreased in tandem with the lower industrial products sales volumes.

           INCOME FROM OPERATIONS. Income (Loss) from Operations was ($1,020,619) in the current year versus an operating profit of $826,948 last year. Lower sales and gross profit at Monofilament and non-recurring charges at Composites caused a loss from operations at the industrial products segment of $681,654 this year compared with operating income of $1.2 million last year. Income from operations at the controls and electronics segment declined to $397,000 this year compared to $434,000 last year, due to higher fixed costs associated with the expanded electronics product line.

           INTEREST EXPENSE. Interest expense increased to $669,000 this year compared with $628,000 in the previous fiscal year. The increased interest expense is primarily due to higher average short-term borrowings required to support working capital.

           PROVISION FOR INCOME TAXES. The Company has recognized a total benefit from income taxes in the current year totaling $693,641. The current portion of the income tax benefit ($83,515) is due to a federal net operating loss carryback, for which the Company will receive a cash refund of prior taxes paid. The deferred portion of the income tax benefit relates primarily to federal and state net operating loss carry-forwards that will be used to offset future taxable income. Income tax expense in the last fiscal year was $79,108.

                           Comparison of 1998 to 1997
                      (Excerpted from the 1998 Form 10-KSB)

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

                      (Excerpted from the 1998 Form 10-KSB)

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

Liquidity and Capital Resources

           Cash provided by operating activities declined to $56,653 this year compared with $680,191 in the 1998 fiscal year. The decline in cash provided was primarily due to a pre-tax loss of $1,689,625 in the current year versus pre-tax income of $198,542 last year. Decreases in accounts receivable and inventories totaling $1,015,687 mitigated the impact that the pre-tax loss had on cash provided by operating activities in the current year.

           Cash used by investing activities declined to $640,140 this year compared to $1,233,489 in the prior year primarily due to a reduced investment in fixed assets. Capital spending by the industrial products segment was dramatically reduced in the current year compared to 1998 due to lower sales and operating profits. Capital spending at the controls and electronics segment was little changed in 1999 compared with 1998 as spending on equipment to expand electronics capabilities and capacity has occurred over the two-year period. In August, 1999, Glassmaster Controls Company, Inc. committed to acquire additional circuit board assembly equipment at a cost of approximately $200,000. This equipment will be acquired during the first and second quarter of the 2000 fiscal year and will be funded by five-year term debt previously committed. No other material commitments for capital expenditures existed at fiscal year-end.

           Net cash provided by financing activities was $566,978 this year compared with $577,032 last year. In the prior year period, the Company restructured its debt by refinancing approximately $2.4 million of existing long-term debt and converting $2.6 million of existing short-term lines of credit into a single $5.0 million ten-year term loan. The 1998 debt consolidation and restructuring provided additional cash to finance capital additions and the Company renewed its $2.5 million short-term revolving line of credit for an additional three-year period, which now continues until July, 2001. In 1999, net cash provided by financing activities primarily resulted from borrowings against the revolving lines of credit and additional term-loan financing for equipment purchases at Controls.

           Due to disappointing operating results and non-recurring charges incurred by the industrial products segment, resulting in a current year consolidated net loss of $995,984, the Company is in violation of certain financial covenants contained in its primary lending agreements. These lending agreements currently provide a revolving working capital line of credit and long-term equipment and real estate financing for the industrial products segment in South Carolina. Because the Company is in violation of these loan covenants, the Company is in technical default of the lending agreements and under the terms thereof, the lending institution(s) can impose additional restrictions and penalties on the Company, including terminating the agreement(s) and demanding full payment of all outstanding obligations under the loan(s). If this demand for payment would occur, the Company would be forced to locate alternative sources of funding to continue normal operations at the industrial products segment. There is no assurance that new sources of funding could be arranged under such circumstances or that revised financing agreements would contain terms as favorable to the Company as the current agreement(s). The Company has requested temporary waivers for the loan covenant violations from the lending institutions involved. As of the date of this report, the Company has not yet received a written waiver notice from the lenders, but has been verbally assured the written waiver is forthcoming.

           The Company currently anticipates that its cash requirements during the 2000 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.

                  YEAR 2000 DISCLOSURE. The Company began working on the Year 2000 Compliance Issue in early 1998. The plan was divided into three separate phases: (1) The Internal Assessment Phase, whereby the Company's internal information systems were analyzed and non-Year 2000 compliant hardware and software identified and scheduled for upgrade or replacement. (2) The Vendor Assessment Phase, which involved contacting all strategic suppliers, service providers, and trading partners to inquire and subsequently receive assurances (or intentions) regarding their Year 2000 compliance. (3) The Upgrade, Implementation, & Testing Phase, whereby all non-compliant hardware and software systems were upgraded or replaced, then implemented into normal business operations, and subsequently tested for Year 2000 compatibility.

The Internal Assessment Phase was completed in the first quarter of 1998. This assessment produced several areas of vulnerability, including network operating systems, the Company's basic accounting package, and various desktop software applications. In addition, minor hardware issues with personal computers and certain peripherals, as well as some non-IT related hardware concerns were exposed.

Although the Vendor Assessment Phase was completed in the fourth quarter of 1998, the Company continuously monitors the status of all critical suppliers and service providers, to insure they are on schedule to complete their own compliance efforts. Concerns regarding utilities fall within this ongoing assessment phase, in that, the inability of utility companies to supply uninterrupted power, fuel, and water on and after January 1, 2000 is critical to the Company's ability to maintain operations. In addition, financial institutions fall within this scope, as their inability to provide basic services would also have a material impact on the Company's operations. To date, the company is not aware of any external agent with Year 2000 issues that would materially impact the Company's results of operations. However, the Company has no way of ensuring that external agents will be Year 2000 ready. Furthermore, the inability of external agents to complete Year 2000 initiatives in a timely fashion could have material impact on the Company. Other than utility providers and financial institutions as outlined above, the effect of non-compliance by external agents can not be determined. The Company is currently establishing contingency plans to mitigate any risks posed by the non-compliance of external agents. These plans will be continuously reviewed and modified as needed throughout the end of 1999 and into the first quarter of 2000.

The Upgrade, Implementation, & Testing Phase, which was begun in the second quarter of 1998, is approximately 95% complete as of October 31, 1999. In fact, all mission-critical IT and non-IT systems are currently compliant, pending final enterprise-wide testing for compatibility and interoperability, scheduled to be completed by December 15, 1999. This includes the Company's basic accounting system, including customer order management, purchasing and procurement, inventory management, accounting and finance, product manufacturing, distribution and logistics, budgeting and planning, and personnel/payroll. All critical network system hardware and software has been upgraded and implemented into daily operations. All desktop PC hardware and software has been upgraded and implemented. All essential manufacturing and warehousing operations are currently compliant, including process control, material handling, quality control, diagnostic & testing, and health & safety. This assessment is based on manufacturers test results and vendor certifications. The company can not be certain that information provided by these sources is accurate. Therefore, the Company is formalizing contingency plans to preclude any problems arising from non-compliant hardware or software in both IT and non-IT systems. These plans are currently under development and should be finalized by December 15, 1999. Enterprise-wide testing of critical systems for compatibility and interoperability is ongoing, and will be completed by December 15, 1999.

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

Item 7.  Financial Statements

           Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 1999 and 1998 appear on pages 12 through 22, the Index to the Exhibits and Exhibits appear on pages 24 through 26, and the Report of Independent Auditors appears on page 23 of this report.

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

           Information for items 9-12 of this report appears in the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on January 21, 2000 and is incorporated herein by reference.

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

           11         Statement re Computation of Per Share Earnings

           21         Subsidiaries of the Registrant

           27         Financial Data Schedule (SEC use only)

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 1999.

                                   Signatures

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GLASSMASTER COMPANY



By   /s/ Raymond M. Trewhella               By   /s/ Steven R. Menchinger
   ---------------------------------            ----------------------------------
    Raymond M. Trewhella, President               Steven R. Menchinger, Corporate
     (Principal Executive Officer)                   Controller and Treasurer
                                                   (Principal Financial Officer)
                                                   (Principal Accounting Officer)

Date      November 29, 1999                 Date       November 29, 1999
     -------------------------------             ---------------------------------



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By   /s/ Stephen W. Trewhella               By    /s/ Raymond M. Trewhella
   ---------------------------------            ----------------------------------
     Stephen W. Trewhella, Director             Raymond M. Trewhella, Director

Date      November 29, 1999                 Date       November 29, 1999
     -------------------------------             ---------------------------------



By     /s/ H. D. Harrelson                  By     /s/ Melvin L. Chavis
   ---------------------------------            ----------------------------------
       H. D. Harrelson, Director                  Melvin L. Chavis, Director

Date      November 29, 1999                 Date       November 29, 1999
     -------------------------------             ---------------------------------



By       /s/ James F. Kane                  By         /s/ John Taylor
   ---------------------------------            ----------------------------------
        James F. Kane, Director                      John Taylor, Director

Date      November 29, 1999                 Date       November 29, 1999
     -------------------------------             ---------------------------------

                               GLASSMASTER COMPANY

                                  LEXINGTON, SC

                              FINANCIAL STATEMENTS

                   FISCAL YEARS ENDED AUGUST 31, 1999 AND 1998

                                                                Page No.
                                                                --------
            Balance Sheet .................................         12
            Statement of Stockholders Equity ..............         13
            Income Statement ..............................         14
            Statement of Cash Flows .......................         15
            Notes to Financial Statements .................      16-22

            Independent Auditor's Report ..................         23

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                  BALANCE SHEET
                            AUGUST 31, 1999 AND 1998

                                                       August 31, 1999                 August 31, 1998
                                                  -------------------------        ------------------------
Assets
Cash                                                               $  126,297                       $  142,806
Accounts Receivable - Trade                        $2,737,998                       $3,433,186
Less:  Allowance for Doubtful Accts                    61,643       2,676,355           59,844       3,373,342
                                                   ----------                       ----------
Accounts Receivable - Other                                           144,884                            6,876
Inventories                                                         2,832,108                        3,150,406
Prepaid Expenses                                                       70,110                           58,322
Income Tax Refund Receivable                                           83,515                                0
Deferred Income Taxes                                                  15,878                           22,107
                                                                  -----------                      -----------
Current Assets                                                      5,949,147                        6,753,859
Fixed Assets (Net of Depreciation)
   Manufacturing Property                                           5,696,875                        6,184,946

Other Assets                                                          630,276                          532,788
                                                                  -----------                      -----------
Total Assets                                                      $12,276,298                      $13,471,593
                                                                  ===========                      ===========
Liabilities
Accounts Payable                                                    1,404,325                        1,601,630
Accrued Expenses                                                      297,787                          258,932
Accrued Income Taxes                                                        0                           16,915
Notes and Mortgages Payable - Current                               2,913,952                        1,882,092
                                                                  -----------                      -----------
Current Liabilities                                                 4,616,064                        3,759,569

Other Liabilities
   Notes and Mortgages Payable - Long Term          4,804,624                        5,272,306
   Deferred Income Taxes                                    0       4,804,624          590,924       5,863,230
                                                  -----------     -----------       ----------     -----------
Total Liabilities                                                   9,420,688                        9,622,799

Stockholders' Equity
Capital Stock (Authorized 5,000,000 Shares
   $.03 Par - 1,630,696 (1999), 1,627,896 (1998)
   Shares Issued and Outstanding)                      48,921                           48,837
Paid-In Capital                                     1,357,840                        1,355,124
Donated Capital                                       124,210                          124,210
Retained Earnings                                   1,324,639       2,855,610        2,320,623       3,848,794
                                                     --------     -----------       ----------     -----------
Total Liabilities and Equity                                      $12,276,298                      $13,471,593
                                                                  ===========                      ===========







The accompanying notes to financial statements are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                        STATEMENT OF STOCKHOLDERS EQUITY
                   FISCAL YEARS ENDED AUGUST 31, 1999 AND 1998

                                      August 31, 1999     August 31, 1998
                                      ---------------     ---------------
Capital Stock:
   Balance - September 1                $    48,837          $   48,603
   Proceeds from Sale of Shares
      Under Stock Option Plan                    84                 234
                                        -----------          ----------
   Balance - August 31                       48,921              48,837
                                        -----------          ----------
Additional Paid In Capital:
   Balance - September 1                  1,355,124           1,344,058
   Proceeds from Sale of Shares
      Under Stock Option Plan                 2,716              11,066
                                        -----------          ----------
   Balance - August 31                    1,357,840           1,355,124
                                        -----------          ----------
Donated Capital:                            124,210             124,210
                                        -----------          ----------
Retained Earnings:
   Balance - September 1                  2,320,623           2,250,026
   Net Income (Loss)                       (995,984)            119,434
   Common Stock Dividends Paid                                  (48,837)
                                        -----------          ----------
   Balance - August 31                    1,324,639           2,320,623
                                        -----------          ----------
Total Stockholders Equity               $ 2,855,610          $3,848,794
                                        ===========          ==========




The accompanying notes to financial statements are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                INCOME STATEMENT
                   FISCAL YEARS ENDED AUGUST 31, 1999 AND 1998

                                                      August 31, 1999      August 31, 1998
                                                      ---------------      ---------------
Sales                                                  $ 21,024,882          $24,548,803
  Cost of Sales                                          18,998,635           20,609,145
                                                       ------------          -----------
Gross Profit on Sales                                     2,026,247            3,939,658

Expenses
  Selling Expense                                         1,131,315            1,234,059
  General and Administrative and Other Expense            1,889,672            1,834,293
  Provision for Doubtful Accounts                            25,879               44,358
                                                       ------------          -----------
      Total Expenses                                      3,046,866            3,112,710
                                                       ------------          -----------
Income (Loss) from Operations                            (1,020,619)             826,948

  Interest Expense                                          669,006              628,406
                                                       ------------          -----------
Income (Loss) Before Income Taxes                        (1,689,625)             198,542

Provision for Income Taxes
  Current                                                   (83,515)              35,094
  Deferred                                                 (610,126)              44,014
                                                       ------------          -----------
      Total - Provision for Income Taxes                   (693,641)              79,108
                                                       ------------          -----------
Net Income (Loss)                                      $   (995,984)         $   119,434
                                                       ============          ===========
Earnings (Loss) Per Common Share
  (Basic and Diluted)
  Income from Continuing Operations                    $       (.61)         $       .07
                                                       ============          ===========
      Net Income (Loss) Per Share                      $       (.61)         $       .07
                                                       ============          ===========



The accompanying notes to financial statements are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                             STATEMENT OF CASH FLOWS
                   FISCAL YEARS ENDED AUGUST 31, 1999 AND 1998

                                                               August 31, 1998     August 31, 1997
                                                               ---------------     ---------------
Cash Flows From Operating Activities
   Net Income (Loss)                                              ($995,984)         $   119,434
   Adjustments to Reconcile Net Income to Net Cash
    Provided (Used) by Operating Activities:
      Depreciation & Amortization                                   910,324              808,689
      Increase (Decrease) in Deferred Income Taxes                 (610,126)              44,014
      (Loss) Gain on Sale of Assets                                 145,829              (16,655)
      Changes in Operating Assets and Liabilities:
         Accounts Receivable Decrease (Increase)                    696,987              (23,292)
         Accounts Receivable - Other Decrease (Increase)           (138,008)
         Inventories Decrease (Increase)                            318,700             (409,638)
         Prepaid Expenses Decrease (Increase)                       (12,190)             (47,032)
         Income Tax Refund Receivable Decrease (Increase)           (83,515)
         Accounts Payable Increase (Decrease)                      (199,746)             179,868
         Accrued Expenses Increase (Decrease)                        41,297               19,642
         Income Taxes Payable Increase (Decrease)                   (16,915)               5,161
                                                                  ---------          -----------
   Net Cash Provided (Used) by Operating Activities                  56,653              680,191
                                                                  ---------          -----------
Cash Flows From Investing Activities
   Cash Payments for the Purchase of Fixed Assets                  (524,589)          (1,183,642)
   Cash Payments for the Procurement of Patents                                          (11,999)
   Cash Received from Sale of Assets                                                      16,655
   Cash Surrender Value - Life Insurance                           (115,551)             (54,503)
                                                                  ---------          -----------
   Net Cash Provided (Used) by Investing Activities                (640,140)          (1,233,489)
                                                                  ---------          -----------
Cash Flows From Financing Activities
   Proceeds From Issuance of Common Stock                             2,800               11,300
   Proceeds From Issuance of Short-term Debt                        200,000              300,000
   Proceeds From Issuance of Long-Term Debt                         266,736            5,110,712
   Principal Payments on Short-Term Debt                                                (250,000)
   Principal Payments on Long-Term Debt                            (629,760)          (3,274,162)
   Dividends Paid                                                                        (48,837)
   Net Increase (Decrease) in Line of Credit                        727,202           (1,228,592)
   Cash Payments for Loan Closing Costs                                                  (43,389)
                                                                  ---------          -----------
   Net Cash Provided (Used) by Financing Activities                 566,978              577,032
                                                                  ---------          -----------
Net Increase (Decrease) in Cash                                     (16,509)              23,734

Cash at Beginning of Year                                           142,806              119,072
                                                                  ---------          -----------
Cash at End of Year                                               $ 126,297          $   142,806
                                                                  =========          ===========

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
     Interest (Net of Amount Capitalized)                         $ 675,880          $   616,895
     Income Taxes Paid                                               16,915               26,439





The accompanying notes to financial statements are an integral part of this statement.

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

Note 1.  Summary of Significant Accounting Policies

                  Description of Business

                     Glassmaster Company is a manufacturer and supplier of
                  extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products and composites. Glassmaster Controls Company, Inc., its wholly owned subsidiary, designs, manufactures, and assembles a wide range of electronic and mechanical industrial controls and electronic testing equipment. Information about the Company's business operating segments is presented in more detail in Note 13.

                  Use of Estimates

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  Principles of Consolidation

                     The consolidated financial statements for the year ended
                  August 31, 1999 and 1998, include the accounts of Glassmaster Company and its wholly owned subsidiary, Glassmaster Controls Company, Inc. which was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material intercompany transactions have been eliminated.

                  Revenue Recognition

                     The Company recognizes revenue from product sales upon
                  shipment to its customers.

                  Reclassifications

                     Certain prior year amounts have been reclassified to
                  conform to the current year presentation.

                  Cash and Cash Equivalents

                     For the purpose of the statement of cash flows, the company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                  Accounts Receivable and Allowances

                     Accounts receivable are the result of the Company's sales
                  activities. The company provides an allowance for losses on trade receivables based on a review of its past collection history. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $61,643 and $59,844 for the years ended August 31, 1999 and 1998, respectively.

                  Inventories

                     The method of determining the amount of inventories is the lower of cost or market on a first-in, first-out basis.

                     Inventories as shown on the Balance Sheet are classified
                  below:

                                             1999         1998
                                         ----------   ----------
                     Materials           $1,312,182   $1,714,351
                     Work in Process        513,101      478,137
                     Finished Products    1,006,825      957,918
                                         ----------   ----------
                     Total               $2,832,108   $3,150,406
                                         ==========   ==========

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

Note 1.  Summary of Significant Accounting Policies (Cont'd)

                  Advertising

                     The company follows the policy of charging the costs of
                  advertising to expense as incurred. Advertising expense was $ 73,578 and $113,040 for the years ended August 31, 1999 and 1998, respectively.

                  Research and Development

                     Research and development costs are charged to expense as
                  incurred. The costs incurred for the years ended August 31, 1999 and 1998 were $912,173 and $854,301, respectively. These costs have generally been charged to cost of goods sold.

                  Long-Lived Assets

                     The Company periodically evaluates long-lived assets for
                  impairment of value by assessing current and future cash flows including the consideration of factors such as business trends, prospects and market conditions.

                  Income Taxes

                     Income taxes are provided for in accordance with SFAS No.
                  109, "Accounting for Income Taxes" which requires that income taxes be provided for using the liability method.

                  Newly Issued Accounting Standards

                     In June 1997, the Financial Accounting Standards Board
                  issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. The Company has adopted SFAS No. 131 in the 1999 fiscal year. See Note 13 for disclosures relative to the Company's business segments.

Note 2.  Fixed Assets

                     The basis for determining the values of fixed assets is
                  cost. Included in land is property valued at $100,374 that was donated to the Company by Lexington County, South Carolina.

                     The provision for depreciation charged against income for
                  the fiscal years ended August 31, 1999 and 1998, totaled $877,437 and $801,286, respectively. The company computes depreciation using the straight line method over the estimated useful lives of the assets as indicated below. The company utilizes applicable accelerated methods for tax purposes.

                                                                              Estimated Useful
                                                   1999            1998            Lives
                                                -----------    ------------    --------------
                     Land                       $   190,274    $    190,274    N/A
                     Buildings                    3,820,989       3,819,937    30 to 40 years
                     Furniture and Fixtures         439,557         454,116    5 to 7 years
                     Automotive Equipment           272,443         312,419    3 to 5 years
                     Plant Equipment              6,635,805       6,566,489    7 to 10 years
                     Tooling & Dies                 637,566         908,885    3 to 5 years
                                                ---------------------------
                     Total                       11,996,634      12,252,120
                     Less:
                     Accumulated Depreciation    (6,299,759)     (6,067,174)
                                                ---------------------------
                     Fixed Assets, net          $ 5,696,875    $  6,184,946
                                                ===========================

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

Note 3.  Income Taxes

                     Components of the provision (benefit) for income taxes on
                  continuing operations are shown below:

                                        1999                  1998
                               ---------------------    ------------------
                                Current     Deferred    Current   Deferred
                               ---------   ---------    -------   --------
                     Federal   $(83,515)   $(504,075)   $35,094   $ 47,361
                     State                  (106,051)               (3,347)
                              ----------------------------------------------
                     Total     $(83,515)   $(610,126)   $35,094   $ 44,014
                              ==============================================

                     The principal elements accounting for the difference
                  between the statutory federal income tax rate and the effective rates are:

                                                                       1999        1998
                                                                     --------    --------
                     Expected tax at statutory rates                             $ 67,504
                     Refund of tax due to NOL carryback              $(83,515)
                     Alternative Minimum Tax Credit                               (13,689)
                     Increase (decrease) resulting from effect of:
                         Depreciation                                             (13,394)
                         CSV Life Insurance over premiums paid                       (707)
                         Other                                                     (4,620)
                                                                    -----------------------
                     Current Tax Provision                           $(83,515)   $ 35,094
                                                                    =======================


                     For South Carolina tax purposes a net operating loss
                  carry-forward of $2,402,150 is available for future periods. The carry-forward will expire in the year ended August 31, 2014. For Federal tax purposes, the corporation sustained a net operating loss of $1,805,825. A total of $ 162,421 was used to carryback the NOL to tax years 1996 and 1997 resulting in a refund of previously paid taxes of $83,515. The remaining NOL of $1,643,404 is available for future periods and will expire in the year ended August 31, 2019.

                     For income tax reporting, an Alternative Minimum Tax credit of $16,446 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.

                     The net deferred tax assets and liabilities consisted of
                  the following components as of August 31, 1999 and 1998.

                                                                   1999         1998
                                                                ---------    ---------
                     Deferred Tax Assets Relating to:
                         Allowance for Doubtful Accounts        $  15,878    $  22,107
                         Alternative Minimum Tax Credit            16,446       16,446
                         Federal and State NOL carryforwards      649,679       14,056
                     Deferred Tax Liabilities Relating to:
                         Property and Equipment                  (610,192)    (590,924)
                                                              ----------------------------
                     Net Deferred Tax Asset (Liability)         $  71,811    $(538,315)
                                                              ============================

                     The components giving rise to the deferred tax assets and
                  liability described above have been included in the accompanying balance sheet as of August 31, 1999 and 1998 as follows:

                                            1999       1998
                                         ---------    -------
                     Current Assets      $  15,878    $22,107
                     Other Assets           55,933     30,502
                     Other Liabilities               (590,924)

Note 4.  Accounts Receivable - Other

                     Accounts Receivable - Other consists mainly of the
                  receivable due from the sale of certain assets related to the discontinued antenna product line. This transaction is discussed in more detail in Note 12.

Note 5.  Other Assets

                     Other assets are composed of the following:

                                                        1999       1998
                                                      --------   --------
                     CSV Life Insurance               $507,811   $392,261
                     Deferred Tax Assets                55,933     30,502
                     Loan Fees, net of Amortization     52,125     58,026
                     Other                              14,407     51,999
                                              --------------------------------
                     Total                            $630,276   $532,788
                                              ================================

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

Note 6.  Notes and Mortgages Payable

                     Substantially all property, plant and equipment and a
                  portion of CSV Life Insurance are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it's subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the company and $650,000 for the company's subsidiary. The balances as of August 31, 1999 were $1,388,598 and $440,000 and the balances as of August 31, 1998 were $751,396 and $350,000. These credit agreements are subject to renegotiation and renewal on a three-year basis. The current contracts will expire July 1, 2001 and January 30, 2000, respectively.

                     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum cash flow requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The company was in violation of several of these loan covenants as of August 31, 1999. The company's lenders have indicated that temporary waivers for these violations for a one year period will be granted.

                     The following table sets forth the Company's indebtedness
                  at the end of fiscal years 1999 and 1998:

                                                                         1999                     1998
                                                         --------------------------------------------------------
                                                                Current     Long-Term     Current     Long-Term
                                                               ----------   ----------   ----------   ----------
                     Mortgages, interest from 8.15% to 8.8%
                     fixed, maturities to 2008                 $  434,624   $4,482,521   $  361,892   $4,906,783

                     Notes, interest from prime + .5% to
                     prime + 1.25%, due within 1 year           1,828,598                 1,101,396

                     Installment Notes, interest from 1.9%
                     to prime + 1%, maturities to 2002            198,630      161,473      160,511      202,793

                     Local Government 2nd Mortgage, interest
                     at 3% fixed, maturity Nov. 9, 2004             2,100      160,630        8,293      162,730

                     Notes from Individuals, interest
                     ranging from 7.75% to 8.5%, maturities
                     within 12 months                             350,000                   250,000

                     Note from Officer, interest 8.25% due
                     within 1 year                                100,000
                                                         --------------------------------------------------------
                     Total                                     $2,913,952   $4,804,624   $1,882,092   $5,272,306
                                                         ========================================================


                     The Prime interest rate was 8.50% for the years ended
                  August 31, 1999 and 1998.

                     The principal maturities on the notes and mortgages payable over the next five years is as follows:

                       Fiscal Year Ending             Amount
                       ------------------             ------
                              2000                  $2,913,952
                              2001                     766,567
                              2002                     522,583
                              2003                     537,994
                              2004                     543,443
                              After 2004             2,434,037
                                                    ----------
                              Total                 $7,718,576
                                                    ==========

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

Note 7.  Leases

                     The Company entered into an operating lease for various
                  pieces of equipment on August 19, 1997. The lease calls for monthly payments of $11,171 for a period of sixty months. Future minimum lease payments under the lease are as follows:

                               Fiscal Year Ending       Amount
                               ------------------       ------
                                       2000            $134,052
                                       2001             134,052
                                       2002             122,881
                                                      ---------
                                      Total             390,985
                                                      =========


Note 8.  Stock Options

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

                     Following is a summary of the status of the incentive stock options for the years ended August 31, 1999 and 1998:

                                                               1999                     1998
                                                      ----------------------   --------------------
                                                                    Weighted               Weighted
                                                                     Average                Average
                                                      Number of     Exercise   Number of   Exercise
                                                        Shares        Price      Shares      Price
                                                      ---------     --------   ---------   --------
                     Outstanding-Beginning of Year      36,500      $   3.34     49,700     $   2.74
                     Exercised                          (2,800)         1.00      7,800         1.45
                     Forfeited                                                   (5,400)        3.22
                                                     -------------------------------------------------
                     Outstanding-End of Year            33,700          3.54     36,500         3.34
                                                     =================================================

                     Following is a summary of the status of the incentive
                  options outstanding at August 31, 1999:

                                      Outstanding Options                     Exercisable Options
                       -----------------------------------------------       --------------------
                                               Weighted
                                                Average       Weighted
                                               Remaining       Average
                      Exercise                Contractual     Exercise                   Exercise
                        Price      Number         Life         Price         Number       Price
                        -----      ------         ----         -----         ------       -----
                       $1.00        5,200       3 years        $1.00          5,200       $1.00
                        4.00       28,500       5 years         4.00         22,800        4.00


Note 9.  Earnings Per Share

                      The weighted average number of shares used in the
                  computation of basic and diluted earnings per common share were 1,629,354 in 1999 and 1,625,748 in 1998. Options on
                  33,700 and 36,500 shares of common stock as of August 31, 1999 and 1998 respectively were not included in computing diluted earnings per share because their effects were antidilutive.

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

Note 10. Defined Contribution Plan

                     The Company established a qualified 401(K) defined
                  contribution plan effective January 1, 1990. The plan year ends on December 31. Participation in the plan is voluntary and employees may contribute from 1% to 15% of eligible compensation on a tax-deferred basis. The amount to be contributed by the company will be determined each year prior to December 1. The proposed match for the plan year 1998 is $.25 cents for each $1.00 of employee contributions up to a maximum 6% of eligible compensation.

                     The plan provides for the company to make a discretionary
                  contribution on behalf of all eligible employees (those with one full year of active service) regardless of whether they have elected to voluntarily participate in the plan. This discretionary contribution will be allocated based on a ratio of the employees total W-2 earnings to the total W-2 earnings of all eligible employees. Any discretionary contribution will be dependent upon the overall profitability of the corporation and will be made with the approval of the Board of Directors.

                     The amount of expense charged to operations was $40,471 for the year ended August 31, 1999 and $82,285 for 1998.

Note 11. Financial Instruments

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

                  (B) Concentration of Credit Risk

                     Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. All receivables originate from the Company's normal business activities as described in note one. These receivables are unsecured.

Note 12. Discontinued Product Lines and Charges Against Earnings

                     In the fourth quarter of 1999, the Company announced its
                  decision to discontinue the manufacture and sales of its marine antennas and other low margin product lines included in its Industrial Products operating segment. A pre-tax charge of $713,557 was included in income from operations. Of this amount, $599,260 was charged to cost of goods sold to write-down certain inventories associated with the discontinued product lines to estimated net realizable value. Concurrently, the Company began the process of selling and disposing of the related assets. On October 20, 1999, the Company reached a final agreement to sell the inventory, equipment and tooling, customer lists, and other assets associated with the marine antenna product line for $170,000. The sale resulted in a loss of $114,297, which has been included in general, and administrative expenses and accounts for the balance of the pre-tax charge. The Company had received $32,056 of the sales price prior to year end. The remaining $137,944 of the sales price has been recorded as an other receivable.

Note 13. Business Segments

                     The company has adopted FASB No. 131 relating to
                  disclosures about segments of an enterprise and related information effective for the year ended August 31, 1999. The Company classifies its business into two segments based on products offered and geographic location; Industrial Products and Controls and Electronics. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and composites that are sold to original equipment manufacturers and distributors for use in a variety of industrial applications and markets. The Controls and Electronics segment produces flexible cable controls, mechanical and electronic HVAC controls, molded control panels, and electronic testing equipment that is sold to original equipment manufacturers and distributors in the heavy truck, marine, and agricultural industries and is also a contract manufacturer of custom electronic products, including printed circuit boards.

                     The accounting policies of the segments are the same as
                  those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are currently no significant intersegment sales and transfers, therefore no eliminations have been made to the information below.

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

Note 13. Business Segments (Cont'd)

                   Included in the tables below is relevant financial data
                  provided by each reportable segment. The amounts shown in the Other column are generally those expenses and assets which are associated with the Company's corporate headquarters and other entity wide expenses which have not been included in segment information.

                                                                 Year Ended August 31, 1999
                                                     -----------------------------------------------------
                                                     Industrial   Controls &
                                                      Products    Electronics     Other          Total
                                                     ----------   -----------   ----------     -----------
                  Segment Assets                    $ 7,545,244   $3,554,726    $1,775,864    $ 12,875,834
                  Expenditures for  Segment
                    Assets                              291,320      207,916        25,353         524,589
                  Depreciation and
                    Amortization                        581,879      264,976        63,469         910,324
                  Research and  Development             865,153       47,020                       912,173
                  Revenues from
                    External Customers               14,563,196    6,461,686                    21,024,882
                  Segment Profit (Loss)                (681,654)     397,403      (736,367)     (1,020,618)
                  Interest Expense                                                                 669,006
                                                                                            ---------------
                  Income (Loss) Before Income
                    Taxes                                                                     $ (1,689,625)
                                                                                            ===============

                                                                 Year Ended August 31, 1998
                                                     -----------------------------------------------------
                                                     Industrial   Controls &
                                                      Products    Electronics     Other          Total
                                                     ----------   -----------   ----------     -----------
                  Segment Assets                    $ 9,167,620   $3,277,619    $1,026,354    $ 13,471,593
                  Expenditures for Segment
                    Assets                              895,978      262,661        25,003       1,183,642
                  Depreciation and
                    Amortization                        507,020      252,419        49,250         808,689
                  Research and Development              828,163       26,138                       854,301
                  Revenues from
                    External Customers               18,181,241    6,367,562                    24,548,803
                  Segment Profit (Loss)               1,175,067      434,093      (782,212)        826,948
                  Interest Expense                                                                 628,406
                                                                                            ---------------
                  Income (Loss) Before Income
                   Taxes                                                                      $    198,542
                                                                                            ===============

                  Geographic Information

                                                                        Year Ended August 31, 1999
                                                              -------------------------------------------
                                                                                Total         Long-Lived
                                                               Revenues         Assets          Assets
                                                              -----------    ------------     -----------
                  United States                               $17,745,967    $ 12,276,298     $ 5,696,875
                  Other Foreign Countries                       3,279,015               0               0



                                                                        Year Ended August 31, 1998
                                                              -------------------------------------------
                                                                                Total         Long-Lived
                                                               Revenues         Assets          Assets
                                                              -----------    ------------     -----------
                  United States                                $20,975,967   $ 13,471,593     $ 6,184,946
                  Other Foreign Countries                        3,572,836              0               0

                     Revenues in the above schedule are attributed to countries based on the location of the customer.

                  Major Customer

                  Revenues from one customer of Glassmaster Company's Controls and Electronics segment represent approximately $2,724,865 of the Company's consolidated revenues for the year ended August 31, 1999. There were no major customers during the year ended August 31, 1998.

                  .

                          Independent Auditor's Report

To the Board of Directors and Stockholders
Glassmaster Company
Lexington, S.C.  29072

   We have audited the accompanying consolidated balance sheets of Glassmaster Company and subsidiary as of August 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glassmaster Company and subsidiary as of August 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Brittingham, Dial, and Jeffcoat
Certified Public Accountants
West Columbia, SC
November 3, 1999

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

           11         Computation of Earnings Per Share for two years ended
                      August 31, 1998 and 1997.

           21         Subsidiaries of the Company.

           27         Financial Data Schedule (SEC use only).