Form 10QSB
period 1999-11-28
GLASSMASTER CO
filed 2000-01-14
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended November 28, 1999.

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

Common shares outstanding November 28, 1999:       1,630,696 par value $0.03
                                               ---------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                                                NOVEMBER 28, 1999             AUGUST 31, 1999
                                                                                -----------------             ---------------
                                                                                  (Unaudited)
                           ASSETS

CURRENT ASSETS:
   Cash                                                                                      $    91                      $   126
   Accounts Receivable (Net of Reserve)                                                        2,722                        2,676
   Other Current Receivables                                                                     191                          145
   Inventories:
      Raw Materials                                                           $ 1,459                       $ 1,312
      Work in Process                                                             491                           513
      Finished Products                                                         1,325          3,275          1,007         2,832
                                                                              -------                      --------
   Prepaid Expenses and Other Current Assets                                                     301                          170
                                                                                             -------                     --------
               Total Current Assets                                                            6,580                        5,949

FIXED ASSETS (Net of Dep'n)
   Property and Equipment (at cost)                                                            5,595                        5,697

OTHER ASSETS
   CSV Life Insurance and Other Unamortized Assets                                               770                          630
                                                                                             -------                      -------
TOTAL ASSETS                                                                                 $12,945                      $12,276
                                                                                             =======                     ========

             LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                                          $ 1,824                      $ 1,404
   Accrued Expenses                                                                              255                          298
   Accrued Income Taxes                                                                            0                            0
   Notes & Mortgages Payable                                                                   3,417                        2,914
                                                                                             -------                      -------
               Total Current Liabilities                                                       5,496                        4,616

LONG TERM LIABILITIES
   Notes & Mtges, Due After One Year                                          $ 4,833                       $ 4,805
   Deferred Income Taxes                                                            0          4,833              0        4,805
                                                                             --------        -------        -------      -------
TOTAL LIABILITIES                                                                             10,329                       9,421

STOCKHOLDERS' EQUITY
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,896 (2000), 1,627,896 (1999)
      Shares Issued and Outstanding                                           $    49                       $    49
   Paid-In Capital                                                              1,358                         1,358
   Donated Capital                                                                124                           124
   Retained Earnings                                                            1,085          2,616          1,325         2,856
                                                                              -------        -------        -------       -------
TOTAL LIABILITIES AND EQUITY                                                                 $12,945                      $12,276
                                                                                             =======                      =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                                                          Three Months Ended
                                                                          ---------------------------------------------------
                                                                          November 28, 1999                 November 29, 1998
                                                                          -----------------                 -----------------
Net Sales                                                                      $ 4,284                           $ 5,252
   Cost of Sales                                                                 3,799                             4,762
                                                                                ------                           -------
Gross Profit                                                                       485                               490

Costs and Expenses:
   Selling                                                                         229                               262
   General and Administrative                                                      277                               246
   Other Income and Expense - Net                                                  172                               237
                                                                               -------                           -------
Total Costs and Expenses                                                           678                               745

Income (Loss) From Operations                                                     (193)                             (255)
   Interest Expense                                                                170                               158
                                                                               -------                           -------

Income (Loss) Before Income Taxes                                                 (363)                             (413)
   Income Taxes                                                                   (123)                             (137)
                                                                                                                 -------


Net Income (Loss)                                                               $ (240)                          $  (276)
                                                                                ======                           =======


Net Income (Loss) Per Share (1,630,696 Shares)                                   (0.15)
  (Basic and Diluted)

Net Income (Loss) Per Share (1,627,896 Shares)                                                                     (0.17)
  (Basic and Diluted)

Dividends Paid Per Share                                                        $ 0.00                           $  0.00
                                                                                ======                           =======


                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)

                                                                                                Three Months Ended
                                                                                    --------------------------------------------
                                                                                    November 29, 1999          November 28, 1998
                                                                                    -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                           $  (240)                   $  (276)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                                          224                        234
      Amortization                                                                            2                          2
      Increase in Deferred Income Taxes                                                    (137)                      (137)
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                                                 (92)                       148
         Decrease (Increase) in Inventories                                                (443)                      (587)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                                            (132)                       (74)
         Increase (Decrease) in Accounts Payable                                            420                        346
         Increase (Decrease) in Accrued Expenses                                            (43)                       (47)
                                                                                        -------                     ------
Net Cash Provided (Used) By Operating Activities                                           (441)                      (391)
                                                                                        -------                     ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additional Investment in Fixed Assets                                                    121                        141
   Additional Investment in Other Assets                                                      5                          0
                                                                                        -------                     ------
Net Cash Used By Investing Activities                                                       126                        141
                                                                                        -------                     ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Exercise of Stock Options                                                    0                          0
   Proceeds from Short-Term Borrowings                                                        0                          0
   Repayment of Short-Term Borrowings                                                        (4)                       (73)
   Proceeds from Long-Term Obligations                                                      440                          0
   Repayment of Long-Term Obligations                                                      (411)                      (117)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                                                        507                        648
                                                                                        -------                     ------
Net Cash Provided (Used) By Financing Activities                                            532                        458
                                                                                        -------                     ------

Net Increase (Decrease) In Cash                                                             (35)                       (74)

Cash At Beginning of Period                                                                 126                        143
                                                                                        -------                     ------

Cash At End of Period                                                                   $    91                     $   69
                                                                                        =======                     ======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                                              $   159                     $  157
      Income Taxes                                                                            0                         17

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 28, 1999 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999. Certain prior year amounts may have been reclassified to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the first quarter ended November 28, 1999 (2000 fiscal year) were $4,283,949, a decrease of 18.4% when compared to sales of $5,251,795 during the first quarter of the 1999 fiscal year. The decline in first quarter sales is primarily due to a decrease in shipments of monofilament and composites products that are included in the company's industrial products segment. Monofilament sales of specialty sewing threads and filaments used in woven textiles have been impacted by difficult market conditions in the North American textile industry, while sales of composites products have declined due to discontinued low-margin product lines. Industrial products segment sales declined 20.5% overall in the year's first quarter versus the prior year comparable period. Sales by the controls and electronics segment were lower by approximately 11% this year compared with the year ago quarter. The decrease in sales of controls and electronics is due to a temporary slowdown in production of medium duty trucks at a primary customer's manufacturing facilities and the discontinuance of a certain product class resulting from a truck model engineering change. Orders for textile related monofilaments have improved recently as foreign competitive pressures have abated somewhat due to improving economic conditions in Asia. Sales of monofilament products, as well as controls and electronics, are expected to improve as customers complete their evaluation process of recently developed custom products.

         Gross profit realized during the first quarter declined only slightly to $485,000 from $490,000 in the year ago quarter despite the decline in sales of nearly $1 million. Gross profit as a percent of sales improved to 11.3% of first quarter sales compared with 9.3% of sales during last year's first quarter primarily due to the elimination of low-margin product lines and cost reductions at composites. Gross profit margins are expected to improve in tandem with future sales growth associated with new product development.

         Selling, G&A, and Other Expenses were $678,438, or 15.8% of sales, during this year's first quarter versus $745,392, or 14.2% of sales in the year ago first quarter. The decrease in dollar terms can be attributed to lower variable selling expenses associated with the decline in sales, while the increase in expenses when expressed as a percent of sales is primarily due to higher costs associated with employee benefit programs in conjunction with the lower sales. Interest expensed increased slightly to $170,388 this year compared to $157,664 last year due to higher average borrowings required to support working capital.

         Income (Loss) before income taxes was ($363,335) during the current year first quarter compared with ($412,649) in the year ago quarter. The decline in the pre-tax loss is primarily due to better operating margins in the industrial products segment attributable to cost reductions at Composites. Net Consolidated Income (Loss) was ($239,948) in this year's first quarter compared to ($276,019) last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($441,000) during the first quarter of the 2000 fiscal year compared with ($390,000) during the prior year first quarter. The decline in cash provided from operating activities is primarily due to increases in outstanding trade receivables and prepaid items that were partially offset by a smaller increase in inventories and a larger increase in outstanding trade credit during the current year first quarter compared to the prior year.

         Cash used by investing activities during the first quarter was $126,000 compared to $141,000 in the year ago quarter. A reduced investment in fixed assets this year compared to the prior year period accounts for the decrease in cash used by investing activities.

         Net cash provided by financing activities was $532,000 in the current year first quarter versus $458,000 last year. The increase can be attributed to additional long-term debt at the controls and electronics segment associated with additional capital equipment acquired to expand electronics production capabilities and capacity and to re-finance existing long-term mortgage debt that was maturing. Approximately $400,000 additional long-term funding is available under the terms of the financing agreement and Glassmaster Controls Company intends to borrow the balance of the committed funds during the second and third quarters of the 2000 fiscal year to fund additional capital equipment.

         As discussed more fully in the company's annual report on Form 10-KSB for the fiscal year ending August 31, 1999, the company is in violation of certain financial covenants contained in its primary lending agreements due to operating losses incurred during the 1999 fiscal year. At the date of the 10-KSB filing the company had requested, but not yet received, temporary waivers for the loan covenant violations from the financial institutions involved. The company has since received the waivers for the specified loan covenant violations through the period ending August 31, 2000.

         The company's $650,000 revolving line of credit that provides working capital for Glassmaster Controls Company expires on January 31, 2000. The company expects this credit line to be renewed with similar terms for another one-year period.

         As of the date of this report, other than previously discussed, no new material capital expenditures are planned and the company currently anticipates that its cash requirements during the remainder of the 2000 fiscal year will be provided from operations and borrowings under existing and committed credit lines.

YEAR 2000 DISCLOSURE

         As more fully discussed in previous filings, the company's Year 2000 Compliance Plan ("the Plan") was initiated in early 1998 and involved three phases 1) The Internal Assessment Phase, 2) The Vendor Assessment Phase, and 3) the Upgrade Implementation and Testing Phase. The Plan was intended to mitigate all known deficiencies in both internal and external information technology ("IT") systems related to the Year 2000 issue and provide for contingency plans in the event of Year 2000 failures. The company completed enterprise-wide testing of critical systems, the final phase of the Plan, during December, 1999.

         As of the date of this report, there have been no recognizable failures of any internal information systems or computer controlled processes, nor have any disruptions in normal operations occurred as a result of any external agent year 2000 related failures. The company intends to continue to monitor all internal and external IT systems and processes during the year 2000 for any indication of failures.







                           PART II - OTHER INFORMATION

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           a)     Exhibits.

                     EXHIBIT NO.                  DESCRIPTION
                     -----------                  -----------

                         27           November 28, 1999 Financial Data Schedule

           b) Reports on Form 8-K.

              There were no reports on Form 8-K filed during the quarter ended November 28, 1999.

                               Glassmaster Company
                                 Lexington, SC

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GLASSMASTER COMPANY



Date      January 14, 2000                    /s/ Raymond M. Trewhella
     ---------------------------              ----------------------------------
                                              Raymond M. Trewhella
                                              (President and
                                              Principal Executive Officer)

Date      January 14, 2000                   /s/ Steven R. Menchinger
     --------------------------              -----------------------------------
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