Form 10QSB
period 2000-02-27
GLASSMASTER CO
filed 2000-04-13
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended February 27, 2000.

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

Common shares outstanding February 27, 2000:       1,630,696 par value $0.03
                                               ---------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                                                 February 27, 2000            August 31, 1999
                                                                                 -----------------            ---------------
                                                                                    (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                                                      $    84                      $   126
   Accounts Receivable (Net of Reserve)                                                        3,595                        2,676
   Other Current Receivables                                                                      65                          145
   Inventories:
      Raw Materials                                                           $ 1,691                       $ 1,312
      Work in Process                                                             504                           513
      Finished Products                                                         1,123          3,318          1,007         2,832
                                                                              -------                       -------
   Prepaid Expenses and Other Current Assets                                                     189                          170
                                                                                             --------                     -------
               Total Current Assets                                                            7,251                        5,949

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                                             5,387                       5,697

Other Assets
   CSV Life Insurance and Other Unamortized Assets                                               776                          630
                                                                                             --------                     -------

Total Assets                                                                                 $13,414                      $12,276
                                                                                             ========                     =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                                          $ 2,316                      $ 1,404
   Accrued Expenses                                                                              239                          298
   Accrued Income Taxes                                                                            0                            0
   Notes & Mortgages Payable                                                                   3,774                        2,914
                                                                                             --------                     -------
               Total Current Liabilities                                                       6,329                        4,616

Long Term Liabilities
   Notes & Mtges, Due After One Year                                          $ 4,682                       $ 4,805
   Deferred Income Taxes                                                            0          4,682              0         4,805
                                                                                -----        --------         -----        ------

Total Liabilities                                                                             11,011                        9,421

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,696 (2000), 1,630,696 (1999)
      Shares Issued and Outstanding                                           $    49                       $    49
   Paid-In Capital                                                              1,358                         1,358
   Donated Capital                                                                124                           124
   Retained Earnings                                                              872          2,403          1,325         2,856
                                                                                -----        --------       -------       -------

Total Liabilities and Equity                                                                 $13,414                      $12,276
                                                                                             ========                     =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                          Three Months Ended
                                               February 27, 2000      February 28, 1999
                                               -----------------      -----------------
Net Sales                                            $ 5,378               $ 5,450
   Cost of Sales                                       4,758                 4,703
                                                     -------               -------
Gross Profit                                             620                   747

Costs and Expenses:
   Selling                                               253                   275
   General and Administrative                            268                   250
   Other Income and Expense - Net                        130                   219
                                                     -------               -------
Total Costs and Expenses                                 651                   744

Income From Operations                                   (31)                    3
   Interest Expense                                      183                   168
                                                     -------               -------

Income Before Income Taxes                              (214)                 (165)
   Income Taxes                                           (2)                  (60)
                                                                           -------


Net Income                                           $  (212)              $  (105)
                                                     =======               =======


Net Income Per Share (1,630,696 Shares)                (0.13)                (0.06)
  (Basic and Diluted)

Dividends Paid Per Share                             $  0.00               $  0.00
                                                     =======               =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                              Six Months Ended
                                                 February 27, 2000      February 28, 1999
                                                 -----------------      -----------------
Net Sales                                            $  9,663               $ 10,702
   Cost of Sales                                        8,557                  9,464
                                                     --------               --------
Gross Profit                                            1,106                  1,238

Costs and Expenses:
   Selling                                                482                    537
   General and Administrative                             545                    497
   Other Income and Expense - Net                         302                    456
                                                     --------               --------
Total Costs and Expenses                                1,329                  1,490

Income From Operations                                   (223)                  (252)
   Interest Expense                                       354                    325
                                                     --------               --------

Income Before Income Taxes                               (577)                  (577)
   Income Taxes                                          (125)                  (196)
                                                     --------               --------


Net Income                                           $   (452)              $   (381)
                                                     ========               ========


Net Income Per Share (1,630,696 Shares)                 (0.28)                 (0.23)
  (Basic and Diluted)

Dividends Paid Per Share                             $   0.00               $   0.00
                                                     ========               ========

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                      Six Months Ended
                                                           February 27, 2000     February 28, 1999
                                                           -----------------     -----------------
Cash Flows From Operating Activities
   Net Income                                                   $  (452)              $  (381)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                  446                   468
      Amortization                                                    5                     4
      Increase in Deferred Income Taxes                            (138)                 (113)
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                        (838)                   87
         Decrease (Increase) in Inventories                        (485)                 (612)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                     (20)                 (219)
         Increase (Decrease) in Accounts Payable                    914                   281
         Increase (Decrease) in Accrued Expenses                    (62)                  (54)
                                                                -------               -------
Net Cash Provided (Used) By Operating Activities                   (630)                 (539)
                                                                -------               -------

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                            137                   347
   Additional Investment in Other Assets                             13                     0
                                                                -------               -------
Net Cash Used By Investing Activities                               150                   347
                                                                -------               -------

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                            0                     3
   Payment of Dividend                                                0                     0
   Proceeds from Short-Term Borrowings                              200                     0
   Repayment of Short-Term Borrowings                               (59)                  (47)
   Proceeds from Long-Term Obligations                              600                     0
   Repayment of Long-Term Obligations                              (723)                 (234)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                                720                 1,131
                                                                -------               -------
Net Cash Provided (Used) By Financing Activities                    738                   853
                                                                -------               -------

Net Increase (Decrease) In Cash                                     (42)                  (33)

Cash At Beginning of Period                                         126                   143
                                                                -------               -------

Cash At End of Period                                           $    84               $   110
                                                                =======               =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                      $   351               $   338
      Income Taxes                                                  (84)                   17

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 27, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999. Certain prior year amounts may have been reclassified to conform with the 2000 presentation.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the second quarter ended February 27, 2000 were $5,378,567, a decrease of 1.3% when compared with prior year second quarter sales. The decrease in comparative second quarter sales is due to a slight decline in sales at Glassmaster Controls, primarily due to product mix changes related to the introduction of new truck models at its largest customer. Second quarter sales at the Monofilament Division were higher compared with the prior year period but were offset by a decline in sales at Composites, leading to relatively unchanged sales in the industrial products segment. On a comparative year to date basis, controls and electronics segment sales have declined 8% in the first six months of the 2000 fiscal year versus last year, while industrial products segment sales have declined 10.4%. The decrease in sales of controls and electronics is due to truck model changes and production slowdowns at its largest customer. New production contracts on existing and new products will initiate during the second half of the fiscal year and solid sales growth at Controls is expected. Industrial products segment sales are lower due to difficult market conditions in the North American textile industry that impacted monofilament sales, and a decrease in sales of composites due to discontinued product lines and the sale of the marine antenna business. As the second quarter came to a close, order patterns for monofilament products had significantly improved and, combined with new product revenue, the remainder of the fiscal year should reflect positive sales growth at Monofilament when compared with the prior year periods.

         Gross profit margins during the second quarter declined to 11.5% of sales from 13.7% of sales in the year ago second quarter primarily due to lower sales levels at Composites. Year-to-date profit margins as a percent of sales are relatively unchanged from the prior year to date period at 11.5% of sales. Gross margins are expected to improve as the fiscal year progresses in association with anticipated sales growth.

         Selling, G&A, and Other Expenses totaled $650,880, or 12.1% of sales, during this year's second quarter, compared with $744,059, or 13.7% of sales, during the prior year second quarter. The decline is due primarily to non-recurring credits and miscellaneous income at Controls. On a year to date basis, these expenses total $1.33 million, or 13.7% of sales, compared with $1.49 million, or 13.9% of sales last year. Interest expense has increased approximately 9% for both the second quarter and year to date periods when compared with the prior year due to higher average borrowings required to support working capital and slightly higher average interest rates on short term borrowings.

         Income (Loss) before income taxes was ($213,599) during the current year second quarter compared with ($164,662) in the year ago quarter and totals ($576,934) year to date versus ($577,312) last year. The provision (benefit) for income taxes was ($1,400) in the second quarter and ($124,787) year to date, compared with ($59,656) and ($196,286), respectively, last year. While last year's second quarter included a benefit from income taxes associated with net operating loss carry-forwards, this year's second quarter does not recognize the tax benefit to be derived from the operating losses incurred.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($629,000) for the six-month period ended February 27, 2000 compared with ($539,000) during the comparable period of the prior fiscal year. The decline in cash provided from operating activities is primarily due to increased accounts receivable outstanding, resulting from increased sales activity near the end of this year's second quarter. The large increase in accounts receivable this year was partially offset by an increase in outstanding trade credit.

         Cash used by investing activities so far this year totals $150,000, compared with $347,000 during last year's comparable six-month period. The decline in cash used by investing activities is due to a reduced investment in fixed assets this year compared with the prior year period, the result of less equipment and tooling spending at Controls and Composites.

         Net cash provided by financing activities was $738,000 during this year's first six months compared with $853,000 in the prior year period. Additional long-term debt at Controls associated with capital equipment acquired to expand electronics production capabilities and to re-finance existing long-term mortgage debt that was maturing, was more than offset by a smaller increase in borrowings under the company's short term revolving lines of credit this year when compared to the prior year period. Approximately $400,000 additional long-term funding remains available under the terms of the financing agreement and Glassmaster Controls Company intends to borrow the balance of the committed funds during the remainder of the 2000 fiscal year to fund additional capital equipment. The Monofilament Division currently plans to invest approximately $200,000 to acquire equipment necessary to complete the assembly and installation of a $450,000 extrusion line. This capital addition was initiated in 1998 and approximately $250,000 of equipment was acquired, but completion of the project was delayed when market conditions deteriorated. Recently accelerating demand for existing monofilament products, as well as capacity requirements related to new product sales growth and related production commitments, led to the decision to complete the addition. The company currently intends to seek medium-term lease financing to fund the entire capital project.

         Other than previously discussed, no new material capital expenditures are planned and the company currently anticipates that its cash requirements during the remainder of the 2000 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.


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


                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits.

                Exhibit No.               Description
                -----------               -----------
                    27               February 27, 2000 Financial Data Schedule

         b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the quarter ended February 27, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GLASSMASTER COMPANY



Date        April 13, 2000                    /s/ Raymond M. Trewhella
     ---------------------------              ----------------------------------
                                              Raymond M. Trewhella
                                              (President and
                                              Principal Executive Officer)



Date        April 13, 2000                   /s/ Steven R. Menchinger
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