Form 10QSB
period 2000-05-28
GLASSMASTER CO
filed 2000-07-13
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended May 28, 2000.

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

Common shares outstanding May 28, 2000:       1,630,696 par value $0.03
                                          ---------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                             May 28, 2000          August 31, 1999
                                                         --------------------    -------------------
                                                             (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                               $   164                $   126
   Accounts Receivable (Net of Reserve)                                 3,710                  2,676
   Other Current Receivables                                              111                    145
   Inventories:
      Raw Materials                                      $ 1,875                 $ 1,312
      Work in Process                                        520                     513
      Finished Products                                      918        3,313      1,007       2,832
                                                         -------                 -------
   Prepaid Expenses and Other Current Assets                              207                    170
                                                                      -------                -------
               Total Current Assets                                     7,505                  5,949

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                     5,491                  5,697

Other Assets
   CSV Life Insurance and Other Unamortized Assets                        760                    630
                                                                      -------                -------

Total Assets                                                          $13,756                $12,276
                                                                      =======                =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                   $ 2,462                $ 1,404
   Accrued Expenses                                                       256                    298
   Accrued Income Taxes                                                     0                      0
   Notes & Mortgages Payable                                            3,789                  2,914
                                                                      -------                -------
               Total Current Liabilities                                6,507                  4,616

Long Term Liabilities
   Notes & Mtges, Due After One Year                     $ 4,804                 $ 4,805
   Deferred Income Taxes                                       0        4,804          0       4,805
                                                         -------      -------    -------     -------

Total Liabilities                                                      11,311                  9,421

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,696 (2000), 1,630,696 (1999)
      Shares Issued and Outstanding                      $    49                 $    49
   Paid-In Capital                                         1,358                   1,358
   Donated Capital                                           124                     124
   Retained Earnings                                         914        2,445      1,325       2,856
                                                         -------      -------    -------     -------

Total Liabilities and Equity                                          $13,756                $12,276
                                                                      =======                =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                         Three Months Ended
                                                     May 28, 2000   May 30, 1999
                                                     ------------   ------------

Net Sales                                               $ 6,263       $ 5,479
   Cost of Sales                                          5,438         4,718
                                                        -------       -------
Gross Profit                                                825           761

Costs and Expenses:
   Selling                                                  340           356
   General and Administrative                               239           263
   Other Income and Expense - Net                           149           205
                                                        -------       -------
Total Costs and Expenses                                    728           824

Income From Operations                                       97           (63)
   Interest Expense                                         197           173
                                                        -------       -------

Income Before Income Taxes                                 (100)         (236)
   Income Taxes                                            (142)          (80)


Net Income                                              $    42       $  (156)
                                                        =======       =======


Net Income Per Share (1,630,696 Shares)                     .03         (0.10)
  (Basic and Diluted)

Dividends Paid Per Share                                $  0.00       $  0.00
                                                        =======       =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                        Nine Months Ended
                                                  May 28, 2000     May 30, 1999
                                                  ------------     ------------

Net Sales                                           $ 15,926         $ 16,180
   Cost of Sales                                      13,995           14,181
                                                    --------         --------
Gross Profit                                           1,931            1,999

Costs and Expenses:
   Selling                                               822              893
   General and Administrative                            785              760
   Other Income and Expense - Net                        451              661
                                                    --------         --------
Total Costs and Expenses                               2,058            2,314

Income From Operations                                  (127)            (315)
   Interest Expense                                      550              498
                                                    --------         --------

Income Before Income Taxes                              (677)            (813)
   Income Taxes                                         (267)            (276)
                                                    --------         --------


Net Income                                          $   (410)        $   (537)
                                                    ========         ========


Net Income Per Share (1,630,696 Shares)                (0.25)           (0.33)
  (Basic and Diluted)

Dividends Paid Per Share                            $   0.00         $   0.00
                                                    ========         ========

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                          Nine Months Ended
                                                      May 28, 2000  May 30, 1999
                                                      ------------  ------------
Cash Flows From Operating Activities
   Net Income                                           $  (410)      $  (537)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                          670           702
      Amortization                                            8             7
      Increase in Deferred Income Taxes                    (264)         (193)
      Loss on Disposal of Fixed Assets                        0             9
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                (999)         (119)
         Decrease (Increase) in Inventories                (481)         (284)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                             (37)         (226)
         Increase (Decrease) in Accounts Payable          1,058            87
         Increase (Decrease) in Accrued Expenses            (43)          (37)
                                                        -------       -------
Net Cash Provided (Used) By Operating Activities           (498)         (591)
                                                        -------       -------

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                    464           375
   Increase (Decrease) in CSV Life Insurance               (139)            0
   Additional Investment in Other Assets                     13             5
                                                        -------       -------
Net Cash Used By Investing Activities                       338           380
                                                        -------       -------

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                    0             3
   Payment of Dividend                                        0             0
   Proceeds from Short-Term Borrowings                      200             0
   Repayment of Short-Term Borrowings                      (151)            7
   Proceeds from Long-Term Obligations                      875            44
   Repayment of Long-Term Obligations                      (938)         (379)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                        888         1,218
                                                        -------       -------
Net Cash Provided (Used) By Financing Activities            874           893
                                                        -------       -------

Net Increase (Decrease) In Cash                              38           (78)

Cash At Beginning of Period                                 126           143
                                                        -------       -------

Cash At End of Period                                   $   164       $    65
                                                        =======       =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)              $   530       $   501
      Income Taxes                                          (84)           17

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 28, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999. Certain prior year amounts may have been reclassified to conform with the 2000 presentation.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the third quarter ended May 28, 2000 were $6,263,009, an increase of 14.3% compared with the third quarter of the 1999 fiscal year. The increase in comparative third quarter sales is due to significantly improved shipments of monofilament products. Sales at the Monofilament Division rose almost 39% compared to the prior year quarter, but the increase was partially offset by a sales decline of nearly 22% at Controls. The decrease in sales at Controls is due to a slowdown in heavy truck manufacturing and model year engineering changes at its largest customer. New production contracts that were scheduled to initiate during the quarter have been mostly delayed into the calendar year fourth quarter. On a comparative year to date basis, sales of monofilament have increased 8.1% while controls and electronics sales have declined 12.9% when compared to the prior year. Consolidated sales year to date total $15,925,525, a decrease of 1.6% when compared to prior year to date sales of $16,180,060.

         Gross profit during the third quarter totaled $824,887, or 13.17% of sales compared to $760,901, or 13.71% of sales in the year ago quarter. While total gross profit improved during the quarter due to the increase in sales at Monofilament, gross margins, when measured as a percent of sales, declined slightly due to significantly reduced manufacturing activity at Controls. Similarly, on a year to date basis, improving gross margins at Monofilament have been offset by a decline at Controls. With manufacturing cost adjustments at Controls to be implemented during the fourth quarter and improving sales anticipated in the first quarter of the 2001 fiscal year, as well as continued high output levels expected at Monofilament, consolidated comparative gross margins should improve during the period.

         Selling, G&A, and Other Expenses totaled $728,040, or 11.6% of sales, during this year's third quarter, compared with $823,879, or 15.0% of sales, during the prior year third quarter. The decline in quarterly expenses is primarily due to reduced selling and administrative expenses at Composites and lower corporate expenses related to employee benefit plans. On a year to date basis, these expenses total $2.06 million, or 12.9% of sales, compared with $2.31 million, or 14.3% of sales last year. The decline in year to date expenses is due to non-recurring credits and miscellaneous income at Controls coupled with the aforementioned third quarter expense reductions. Interest expense increased approximately 13.7% in the third quarter compared with the prior year period but remained relatively unchanged from the prior year at 3.14% of sales. Year to date interest expense totaled $549,844 versus $498,221 last year, an increase of 10.4% and due primarily to higher average borrowings required to support working capital and higher average interest rates on short term borrowings.

         Income (Loss) before income taxes was ($99,611) during the current year third quarter compared with ($235,735) in the year ago quarter and totals ($676,546) year to date versus ($813,046) last year. The provision (benefit) for income taxes was ($141,869) in the third quarter and ($266,656) year to date, compared with ($80,150) and ($276,436), respectively, last year. The benefits from income taxes recognized in these periods are associated with net operating tax loss carry-forwards that will be used to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($499,000) for the nine-month period ended May 28, 2000 compared with ($591,000) during the comparable period of the prior fiscal year. The small improvement is primarily due to expanded use of trade credit to finance increases in receivables and inventories resulting from increased sales activity at Monofilament.

         Cash used by investing activities so far this year totals $338,000 compared with $380,000 during last year's comparable nine-month period. While capital expenditures have increased slightly from the prior year due to capacity expansion projects at Controls and Monofilament, the net cash used by investing activities declined as a result of cash values that were extracted from key man life insurance policies covering individuals who are no longer employed by the company.

         Net cash provided by financing activities was $875,000 during this year's first nine months versus $893,000 in the prior year period. Additional long-term debt at Controls associated with capital equipment acquired to expand electronics production capabilities and to re-finance existing long-term mortgage debt that was maturing, was offset by a decline in the increase in borrowings under the company's short-term revolving lines of credit this year versus last year. Approximately $200,000 additional long-term funding remains available under the terms of the long-term financing agreement and Glassmaster Controls Company intends to borrow the balance of the committed funds during the fourth quarter of the 2000 fiscal year to fund the remaining capital additions. The Monofilament Division will complete the acquisition and installation of a $450,000 extrusion line during the fourth quarter of the fiscal year. Approximately 80% of the project was complete as of the end of the third quarter and the company is currently seeking medium-term funding for the project to supplement working capital.

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









                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)     Exhibits.

                    Exhibit No.                   Description
                    -----------                   -----------
                         27            May 28, 2000 Financial Data Schedule

         b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the quarter ended May 28, 2000.

                               Glassmaster Company
                                  Lexington SC








                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GLASSMASTER COMPANY



Date        July 13, 2000                    /s/ Raymond M. Trewhella
     --------------------------              -----------------------------------
                                             Raymond M. Trewhella
                                             (President and
                                             Principal Executive Officer)



Date        July 13, 2000                    /s/ Steven R. Menchinger
     -------------------------               -----------------------------------
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