Form 10KSB40
period 2000-08-31
GLASSMASTER CO
filed 2000-11-30
CIK 109870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2000    Commission File Number    0-2331
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

State issuer's revenues for its most recent fiscal year.     $21,546,782   .
                                                         ------------------

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $874,756 as of October 31, 2000, based on the average high and low sales price of $1.211 per share.

The number of shares outstanding of the registrant's common stock, as of October 31, 2000 was 1,630,696 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer's definitive proxy statement for the 2001 annual meeting of stockholders that will be filed no later than December 31, 2000.

                                     PART I

Item 1.  Business

    (a)(b) General Development and Narrative Description of Business

           Glassmaster Company (the "Company") is a diversified manufacturer of thermoplastic and thermoset plastic materials, industrial controls, and electronics which produces a variety of product lines to supply customers throughout multiple industries. The Company classifies its business into two operating segments: Industrial Products, consisting of extruded synthetic monofilaments and pultruded fiberglass and composites and; Controls and Electronics, consisting of mechanical and electronic controls and electronic test equipment. For segment and geographic information, see Note 13 of Notes to Financial Statements.

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

INDUSTRIAL PRODUCTS

           The Company's Monofilament Division extrudes monofilaments from nylon, polyester, polyolefins and other engineering resins for use in a wide array of markets and applications including textiles (sewing thread), lawn and garden care (trimmer line), recreational products (fish line), and industrial weaving and industrial filtration. Monofilament, as produced by the Company, begins with a thermoplastic resin which is processed through a melting device (extruder) and subsequently oriented to form single strand fibers of various diameters, tensile strengths and moduli. Specialized monofilaments for industrial applications are manufactured for use in other major industries including paper machine clothing for the paper industry and abrasive bristles for brushes used in metal and wood finishing. The Company markets its monofilament products primarily on a private brand basis, which are sold by in house sales efforts and commissioned sales representatives to original equipment manufacturers and distributors throughout North America and, to a lesser degree, Europe, South America, and the Pacific Rim.

           The Company's Composites Division manufactures pultruded fiberglass (thermoset) and composite profiles that are used in the assembly of the Glassmaster Composites Modular Building System(TM). This product line is sold by in house sales efforts to original equipment manufacturers and distributors throughout North America.

CONTROLS AND ELECTRONICS

           The Company, through its wholly-owned subsidiary, Glassmaster Controls Company, Inc., located in Kalamazoo, Michigan, manufactures and assembles a wide range of industrial controls, including mechanical cable and wire assemblies, mechanical and electronic HVAC instrument panels, and circuit board-based electronic controls and modules. Industrial controls are used primarily in medium and large capacity trucks and to a lesser degree, automobiles, farm equipment, and recreational boats and are sold to original equipment manufacturers throughout North America by in-house sales efforts and commissioned manufacturers sales representatives. The Company also manufactures and assembles the Amtest line of vehicle test equipment used by mechanics, rebuilders, fleets, and garages to analyze and repair automotive and truck engines and their related electronic devices. Amtest vehicle test equipment is sold by in-house sales efforts to distributors throughout North America. The company also offers custom electronic products utilizing surface mount (SMT) and through hole circuit board contract assembly that are sold by in-house sales efforts and manufacturers sales representatives primarily to original equipment manufacturers in North America.

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

           At August 31, 2000, the order backlog was $1,948,006 compared to $1,868,155 at August 31, 1999.

           The Company has no full-time employees engaged in research and development activities, however, certain employees at each of the Company's manufacturing locations spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $499,000 in 2000 and $912,000 in 1999.

           No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

           The Company and its subsidiary furnished employment for approximately 198 persons at August 31, 2000 and 207 persons at August 31, 1999.

Item 2.  Properties

           General corporate offices, the monofilament manufacturing facilities (Plant I & II), and the Monofilament Division offices are located at 126 Glassmaster Road in Lexington, South Carolina. The total facility is composed of 170,000 square feet, and is owned by the Company in fee simple.

           The Company operates its Composites Division offices and manufacturing plant at 71 Industrial Park Road in Newberry, South Carolina. The total facility is composed of 31,000 square feet and is owned by the Company in fee simple. During September and October, 2000, the company relocated its Composites Division operations to the Lexington, SC facility and the Newberry, SC facility is now on the market to be sold.

           Glassmaster Controls Co., Inc. operates its industrial controls business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 109,000 square feet and is owned by the Company in fee simple.

           The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 2000 were as follows: Monofilament Plant - 80%; Composites Plant - 15%; Controls Plant - 50%.

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

          Quarter Ending                    High              Low
          --------------                    ----              ---
          August 31, 1998                   2.500            1.500
          November 30, 1998                 1.750            1.750
          March 1, 1999                     2.500            1.000
          May 31, 1999                      1.375             .938
          August 31, 1999                   1.094            1.094
          November 28, 1999                 1.156             .813
          February 27, 2000                 3.375             .250
          May 28, 2000                      2.500             .813
          August 31, 2000                   1.344            1.125

Since September 1, 2000 and to the date of this report, the high and low sales price per share was $1.297 and $1.031, respectively.

   (b)     There were 1,154 shareholders of record at October 31, 2000.

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

                                     PART II

Item 6.  Management's Discussion and Analysis

Review of Operations

                           Comparison of 2000 to 1999

    Consolidated sales increased 2.5% to $21.5 million during the fiscal year ended August 31, 2000 compared to prior year sales of $21.0 million. The net loss for the year was $635,813, or $0.39 per share compared to a net loss of $995,984, or $0.61 per share last year. The prior year loss includes non-recurring, after-tax charges of $459,000, or $.28 per share, that were associated with the Company's decision to discontinue certain product lines.

           NET SALES. Industrial Products segment sales increased 8.8% to $15.8 million, in fiscal year 2000, from $14.6 million during 1999. Sales of specialty monofilaments increased 14.1% compared with the prior year, primarily due to revenue from new products recently developed for industrial applications. Sales of bulk and packaged nylon trimmer line and Nybrad(R) abrasive monofilaments also improved compared to the prior year, while sewing thread sales declined for the second consecutive year as difficult market conditions in the North American textile industry continue. Composites Division sales declined 74% this fiscal year compared to the prior year due to discontinued product lines and the sale of the marine antenna business. Sales of the Composite Modular Building System(TM) improved by 140% versus the prior year period. While revenues from this product line, introduced in 1999, have been below expectations, a major industrial supply company, with nationwide distribution, will include this product line in its 2001 catalog and further sales increases are anticipated as a result of the additional exposure.
    Controls and Electronics segment sales declined 11.5% to $5.7 million compared to the prior year due to a slowdown in the heavy truck and bus manufacturing industry and the discontinuance of a certain product class resulting from a truck model engineering change. Sales of electronic assemblies and test equipment gained as the 2000 fiscal year progressed and were ahead of the prior year by 26%. While the slowdown in truck and bus manufacturing is expected to continue well into 2001, expanding sales of recently developed electronic controls and circuit boards should allow overall revenue in the controls and electronics segment to increase in fiscal 2001.

           GROSS PROFIT. Total gross profit increased more than 20%, from $2.03 million last year to $2.47 million during the 2000 fiscal year, however, the prior year cost of goods sold included a charge of $599,260 to write down inventories associated with discontinued product lines. Net of this charge, prior year gross profit was $2.63 million, or 12.4% of sales versus $2.47 million, or 11.5% of sales this year. The decline in year over year adjusted gross profit is primarily due to lower sales and related manufacturing throughput at Controls, as well as higher variable manufacturing expenses associated with employee benefit costs at Controls. While increased sales and related throughput at Monofilament led to slightly higher margins at the division level, disappointing manufacturing performance during the second half of the fiscal year, when monofilament orders and shipments were accelerating, restrained gross profit growth there and contributed to the small decline in consolidated gross profit. Manufacturing process improvements and cost adjustments are being implemented at all operating divisions and, with continued increases in revenue anticipated from new product sales, consolidated comparative gross margins are expected to improve during the 2001 fiscal year.

           EXPENSES. Total expenses declined 11.2% to $2.71 million this year from $3.05 million last year. Included in the prior year total was a $114,297 loss on the sale of assets related to the discontinued marine antenna product line. Net of this amount, total expenses declined by approximately $227,000, or 7.8%, when compared to the adjusted prior year total, primarily due to non-recurring credits and miscellaneous income at Controls and Composites and, to a lesser degree, selling and administrative expense reductions at Composites.

           INCOME FROM OPERATIONS. The loss from operations was $239,801 in the 2000 fiscal year, declining from a loss of $1,020,619 during the previous year. Higher sales and gross profit at Monofilament and a reduced operating loss at Composites produced an operating profit at the Industrial Products segment of $412,458 this year compared with a segment operating loss of $681,654 in the prior fiscal year. Income from operations at the Controls and Electronics segment declined to $121,097 this year versus $397,403 last year, due to lower sales and corresponding gross profit.

           INTEREST EXPENSE. Interest expense increased to $758,136 this year compared with $669,006 in the previous fiscal year. The increased interest expense is primarily due to higher average borrowings to support working capital and finance additional electronics equipment at Controls, coupled with higher average interest rates on short term borrowings.

           PROVISION FOR INCOME TAXES. The Company has recognized a total benefit from income taxes in the current year of $362,124, compared with a benefit of $693,641 in the prior year. The benefit recognized in the current and prior year relate primarily to deferred taxes due to federal and state net operating loss carry-forwards that will be used to offset future taxable income.


                           Comparison of 1999 to 1998
                      (Excerpted from the 1999 Form 10-KSB)

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

                      (Excerpted from the 1999 Form 10-KSB)

           GROSS PROFIT. Total gross profit declined from $3.9 million last year to $2.0 million this year, due to the decrease in sales at Monofilament and non-recurring charges at Composites. When expressed as a percent of sales, gross profit was 9.6% of sales this year, down from 16.1% of sales in the prior year. As discussed more fully in Note 12 of Notes to Financial Statements, $599,260 was charged to Composites cost of goods sold to write down inventories associated with discontinued product lines. Absent this charge, gross profit was $2.6 million, or 12.4% of sales this year, still well below the prior year's 16.1% of sales and primarily due to the costs associated with maintaining a trained, technical workforce at Monofilament, notwithstanding lower sales and reduced production requirements. Gross profit margins, expressed in dollars and as a percentage of sales, will improve as sales and related manufacturing throughput increase at Monofilament and new product sales at Composites and Controls begin to contribute higher margin revenue.

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


Liquidity and Capital Resources

   Cash provided (used) by operating activities was ($230,952) this fiscal year compared with $56,653 during the prior year. The decline in cash from operations is due to increases in accounts receivable and inventories attributable to higher sales and manufacturing activity at Monofilament in the current year versus the prior year period.

   Cash used by investing activities increased slightly to $676,034 this year compared to $640,140 last fiscal year. The increase is due to higher capital spending at Controls to expand electronics production capacity. The additional investment in fixed assets was mostly offset by a decline in cash surrender values of life insurance as a result of cash values that were extracted from certain key-man life insurance policies covering individuals no longer employed by the company.

   Net cash provided by financing activities was $970,710 this year versus $566,978 in the prior fiscal year. Additional long-term debt at Controls, associated with capital equipment acquired to expand electronics production capabilities and to refinance existing long-term mortgage debt that was maturing, combined with additional term debt to finance acquisition of extrusion equipment at Monofilament, account for the increase. During the first quarter of the 2001 fiscal year, Glassmaster Controls invested $100,000 to acquire equipment to expand its metal fabrication capabilities that will be required for new business that will initiate during the third quarter of this fiscal year. The company entered into a five-year term loan to fund this purchase. No other material capital expenditures are currently planned.

   The company sustained net loses of $635,813 and $995,984 during fiscal years ended August 31, 2000 and 1999, respectively, and as a result, are in violation of certain financial covenants contained in its primary lending agreements. These agreements currently provide a revolving working capital line of credit and long term equipment and real estate financing for the industrial products segment in South Carolina. The lender currently providing a $2.5 million working capital credit line has informed the company that it will not be renewing this credit facility and has asked the company to find an alternative funding source by December 31, 2000. The company has received a commitment, pending due diligence, from the lender currently providing its long term financing, that it will take over the credit line and provide the company with its working capital for a period of one year. This lender has waived the financial loan covenants for the current year and will include revised covenants as part of the proposed new financing agreements. It is currently anticipated the revolving credit facility with be funded by December 31, 2000.

   To further enhance the working capital position of the company, the company intends to issue up to $500,000 in subordinated convertible debentures. These debentures will be issued for a five year period and will be convertible into the common stock of the company at the end of two years. The debentures will be sold in a private placement during the second quarter of the 2001 fiscal year.


   During the first quarter of the 2001 fiscal year, the company relocated its Composites Division operations in Newberry, South Carolina to its Lexington, South Carolina facility. This consolidation of operations will reduce operating expenses and make better use of under utilized manufacturing space in Lexington. The Newberry facility is now on the market to be sold and the company intends to use the proceeds from the sale to reduce outstanding debt.

   The company currently anticipates that its cash requirements during the 2001 fiscal year will be provided from operations and from borrowings under existing and committed credit lines as well as proceeds from the convertible debentures.



Item 7.  Financial Statements

           Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 2000 and 1999 appear on pages 12 through 23, the Index to the Exhibits and Exhibits appear on pages 25 through 27, and the Report of Independent Auditors appears on page 24 of this report.



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

           Information for items 9-12 of this report appears in the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on January 19, 2001 and is incorporated herein by reference.




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

              11                            Statement re Computation of Per
                                            Share Earnings

              21                            Subsidiaries of the Registrant

              27                            Financial Data Schedule (SEC use
                                            only)

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 2000.

                                   Signatures


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



GLASSMASTER COMPANY


By   /s/ Raymond M. Trewhella                By   /s/ Steven R. Menchinger
  ------------------------------------          --------------------------------
    Raymond M. Trewhella, President              Steven R. Menchinger, Corporate
     (Principal Executive Officer)                  Controller and Treasurer
                                                  (Principal Financial Officer)
                                                  (Principal Accounting Officer)

Date      November 30, 2000                  Date      November 30, 2000
     ---------------------------------            ------------------------------



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.


By   /s/ Stephen W. Trewhella               By    /s/ Raymond M. Trewhella
  -----------------------------------          ---------------------------------
     Stephen W. Trewhella, Director             Raymond M. Trewhella, Director

Date      November 30, 2000                 Date       November 30, 2000
     --------------------------------            ------------------------------


By     /s/ H. D. Harrelson                  By     /s/ Melvin L. Chavis
  -----------------------------------          ---------------------------------
       H. D. Harrelson, Director                  Melvin L. Chavis, Director

Date      November 30, 2000                 Date       November 30, 2000
     --------------------------------            ------------------------------


By       /s/ James F. Kane
  -----------------------------------
       James F. Kane, Director

Date      November 30, 2000
     --------------------------------

                               GLASSMASTER COMPANY

                                  LEXINGTON, SC

                              FINANCIAL STATEMENTS

                   FISCAL YEARS ENDED AUGUST 31, 2000 AND 1999



                                                    Page No.
                                                    --------

       Balance Sheet .................................12
       Statement of Stockholders Equity ..............13
       Income Statement ..............................14
       Statement of Cash Flows .......................15
       Notes to Financial Statements .................16-23

       Independent Auditor's Report ..................24

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                  BALANCE SHEET
                            AUGUST 31, 2000 AND 1999


                                                            August 31, 2000                 August 31, 1999
                                                       -------------------------        ------------------------
Assets
------
Cash                                                                    $  190,021                       $  126,297
Accounts Receivable - Trade                             $3,404,922                       $2,737,998
Less:  Allowance for Doubtful Accts                         53,050       3,351,872           61,643       2,676,355
                                                        ----------                       ----------
Accounts Receivable - Other                                                 17,522                          144,884
Inventories                                                              3,172,858                        2,832,108
Prepaid Expenses                                                           174,957                           70,110
Income Tax Refund Receivable                                                                                 83,515
Deferred Income Taxes                                                       19,572                           15,878
                                                                       -----------                      -----------
Current Assets                                                           6,926,802                        5,949,147
--------------

Fixed Assets (Net of Depreciation)
------------
   Manufacturing Property                                                5,581,579                        5,696,875

Other Assets                                                               952,872                          630,276
------------                                                           -----------                      -----------

Total Assets                                                           $13,461,253                      $12,276,298
------------                                                           ===========                      ===========


Liabilities
-----------
Accounts Payable                                                         2,343,844                        1,404,325
Accrued Expenses                                                           208,326                          297,787
Notes and Mortgages Payable - Current                                    3,574,664                        2,913,952
                                                                       -----------                      -----------
Current Liabilities                                                      6,126,834                        4,616,064
-------------------

Other Liabilities
-----------------
   Notes and Mortgages Payable -
         Long Term                                                       5,114,622                        4,804,624
                                                                       -----------                      -----------

Total Liabilities                                                       11,241,456                        9,420,688
-----------------

Stockholders' Equity
--------------------
Capital Stock (Authorized 5,000,000 Shares
   $.03 Par - 1,630,696 Shares Issued
   and Outstanding)                                         48,921                           48,921
Paid-In Capital                                          1,357,840                        1,357,840
Donated Capital                                            124,210                          124,210
Retained Earnings                                          688,826       2,219,797        1,324,639       2,855,610
                                                           -------     -----------        ---------     -----------

Total Liabilities and Equity                                           $13,461,253                      $12,276,298
----------------------------                                           ===========                      ===========


                 The accompanying notes to financial statements
                    are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                        STATEMENT OF STOCKHOLDERS EQUITY
                   FISCAL YEARS ENDED AUGUST 31, 2000 AND 1999



                                        August 31, 2000      August 31, 1999
                                        ---------------      ---------------

Capital Stock:
-------------
   Balance - September 1                  $   48,921           $   48,837
   Proceeds from Sale of Shares
      Under Stock Option Plan                                          84
                                          -----------          ------------
   Balance - August 31                        48,921               48,921
   -------------------                    -----------          ------------

Additional Paid In Capital:
--------------------------
   Balance - September 1                   1,357,840            1,355,124
   Proceeds from Sale of Shares
      Under Stock Option Plan                                       2,716
                                          -----------          ------------
   Balance - August 31                     1,357,840            1,357,840
   -------------------                    -----------          ------------

Donated Capital:                             124,210              124,210
---------------                           -----------          ------------

Retained Earnings:
-----------------
   Balance - September 1                   1,324,639            2,320,623
   Net Income (Loss)                        (635,813)            (995,984)
   Common Stock Dividends Paid
                                         ------------          ------------
   Balance - August 31                       688,826            1,324,639
   -------------------                   ------------          ------------

Total Stockholders Equity                 $2,219,797           $2,855,610
-------------------------                ============          ============


                 The accompanying notes to financial statements
                    are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                INCOME STATEMENT
                   FISCAL YEARS ENDED AUGUST 31, 2000 AND 1999


                                              August 31, 2000   August 31, 1999
                                              ---------------   ---------------

Sales                                            $21,546,782       $21,024,882
-----
  Cost of Sales                                   19,081,495        18,998,635
                                                 ------------      ------------

Gross Profit on Sales                              2,465,287         2,026,247
---------------------

Expenses
--------
  Selling Expense                                  1,118,767         1,131,315
  General and Administrative and Other Expense     1,575,583         1,889,672
  Provision for Doubtful Accounts                     10,738            25,879
                                                 ------------      ------------
      Total Expenses                               2,705,088         3,046,866
                                                 ------------      ------------

Income (Loss) from Operations                       (239,801)       (1,020,619)
-----------------------------

  Interest Expense                                   758,136           669,006
                                                 ------------      ------------

Income (Loss) Before Income Taxes                   (997,937)       (1,689,625)
---------------------------------

Provision for Income Taxes
--------------------------
  Current                                             12,271           (83,515)
  Deferred                                          (374,395)         (610,126)
                                                 ------------      ------------
      Total - Provision for Income Taxes            (362,124)         (693,641)
                                                 ------------      ------------

Net Income (Loss)                                $  (635,813)      $  (995,984)
-----------------                                ============      ============


Earnings (Loss) Per Common Share
--------------------------------
  (Basic and Diluted)
  -------------------
  Income from Continuing Operations              $      (.39)      $      (.61)
  ---------------------------------              ============      ============

      Net Income (Loss) Per Share                $      (.39)      $      (.61)
      ---------------------------                ============      ============



                 The accompanying notes to financial statements
                    are an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                             STATEMENT OF CASH FLOWS
                   FISCAL YEARS ENDED AUGUST 31, 2000 AND 1999


                                                                          August 31, 2000       August 31, 1999
                                                                          ---------------       ---------------
Cash Flows From Operating Activities
------------------------------------
   Net Income (Loss)                                                         ($635,813)              ($995,984)
   Adjustments to Reconcile Net Income to Net Cash
    Provided (Used) by Operating Activities:
      Depreciation & Amortization                                              855,435                 910,324
      Increase (Decrease) in Deferred Income Taxes                            (374,395)               (610,126)
      (Loss) Gain on Sale of Assets                                              6,884                 145,829
      Changes in Operating Assets and Liabilities:
         Accounts Receivable Decrease (Increase)                              (675,517)                696,987
         Accounts Receivable - Other Decrease (Increase)                       127,361                (138,008)
         Inventories Decrease (Increase)                                      (347,555)                318,700
         Prepaid Expenses Decrease (Increase)                                  (87,090)                (12,190)
         Income Tax Refund Receivable Decrease (Increase)                       83,515                 (83,515)
         Accounts Payable Increase (Decrease)                                  905,684                (199,746)
         Accrued Expenses Increase (Decrease)                                  (89,461)                 41,297
         Income Taxes Payable Increase (Decrease)                                                      (16,915)
                                                                           ------------            ------------

   Net Cash Provided (Used) by Operating Activities                           (230,952)                 56,653
                                                                           ------------            ------------

Cash Flows From Investing Activities
------------------------------------
   Cash Payments for the Purchase of Fixed Assets                             (704,975)               (524,589)
   Cash Payments for the Procurement of Patents                                (38,735)
   Cash Advanced from Cash Surrender Value-Life Insurance                      174,681
   Cash Surrender Value - Life Insurance                                      (107,005)               (115,551)
                                                                           ------------            ------------

   Net Cash Provided (Used) by Investing Activities                           (676,034)               (640,140)
                                                                           ------------            ------------

Cash Flows From Financing Activities
------------------------------------
   Proceeds From Issuance of Common Stock                                                                2,800
   Proceeds From Issuance of Short-term Debt                                   300,000                 200,000
   Proceeds From Issuance of Long-Term Debt                                  1,463,501                 266,736
   Principal Payments on Short-Term Debt                                      (250,000)
   Principal Payments on Long-Term Debt                                     (1,058,201)               (629,760)
   Net Increase (Decrease) in Line of Credit                                   515,410                 727,202
                                                                           ------------            ------------

   Net Cash Provided (Used) by Financing Activities                            970,710                 566,978
                                                                           ------------            -------------

Net Increase (Decrease) in Cash                                                 63,724                 (16,509)
-------------------------------

Cash at Beginning of Year                                                      126,297                 142,806
-------------------------                                                  ------------            ------------

Cash at End of Year                                                        $   190,021             $   126,297
-------------------                                                        ============            ============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
   Cash Paid For:
     Interest (Net of Amount Capitalized)                                  $   752,052             $   675,880
     Income Taxes Paid                                                                                  16,915



                 The accompanying notes to financial statements
                    are an integral part of this statement.

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999


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

                  Principles of Consolidation

                     The consolidated financial statements for the year ended
                  August 31, 2000 and 1999, include the accounts of Glassmaster Company and its wholly owned subsidiary, Glassmaster Controls Company, Inc. which was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material intercompany transactions have been eliminated.

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

                  Accounts Receivable and Allowances

                     Accounts receivable are the result of the Company's sales
                  activities. The company provides an allowance for losses on trade receivables based on a review of its past collection history. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $53,050 and $61,643 for the years ended August 31, 2000 and 1999, respectively.

                  Inventories

                     The method of determining the amount of inventories is the lower of cost or market on a first-in, first-out basis.

                  Inventories as shown on the Balance Sheet are classified below:

                                                2000                1999
                                                ----                ----
                    Materials             $ 1,583,936         $ 1,312,182
                    Work in Process           486,191             513,101
                    Finished Products       1,102,731           1,006,825
                                        ---------------------------------

                    Total                   3,172,858           2,832,108
                    -----               =================================

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

Note 1.  Summary of Significant Accounting Policies (Cont'd)


                  Advertising

                     The company follows the policy of charging the costs of
                  advertising to expense as incurred. Advertising expense was $ 100,348 and $73,578 for the years ended August 31, 2000 and 1999, respectively.

                  Research and Development

                     Research and development costs are charged to expense as
                  incurred. The costs incurred for the years ended August 31, 2000 and 1999 were $498,609 and $912,173, respectively. Those costs have generally been charged to cost of good sold.

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

                     The provision for depreciation charged against income for
                  the fiscal years ended August 31, 2000 and 1999, totaled $836,268 and $877,437, respectively. The company computes depreciation using the straight line method over the estimated useful lives of the assets as indicated below. The company utilizes applicable accelerated methods for tax purposes.

                                                                                                 Estimated Useful
                                                                 2000                1999              Lives
                                                                 ----                ----              -----
                 Land                                  $      190,274      $      190,274               N/A
                 Buildings                                  3,836,361           3,820,989         30 to 40 years
                 Furniture and Fixtures                       487,743             439,557           5 to 7 years
                 Automotive Equipment                         245,184             272,443           3 to 5 years
                 Plant Equipment                            7,237,590           6,635,805          7 to 10 years
                 Tooling & Dies                               700,078             637,566           3 to 5 years
                                                       ---------------------------------------
                 Total                                     12,697,230             996,634
                 Less:
                 Accumulated Depreciation                  (7,115,651)         (6,299,759)
                                                       ---------------------------------------
                 Fixed Assets, net                          5,581,579           5,696,875
                 -----------------                     =======================================

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

Note 3. Income Taxes

                     Components of the provision (benefit) for income taxes on
                  continuing operations are shown below:

                                               2000                               1999
                                               ----                               ----
                                     Current          Deferred          Current          Deferred
                                     -------          --------          -------          --------
                  Federal              12,271        $(308,276)        $ (83,515)       $(504,075)
                  State                                (66,119)                          (106,051)
                              --------------------------------------------------------------------
                  Total                12,271         (374,395)          (83,515)        (610,126)
                  -----       ====================================================================

                  The principal elements accounting for the difference between the statutory federal income tax rate and the effective rates are:

                                                                 2000           1999
                                                                 ----           ----
                  Expected tax at statutory rates              $     0        $      0
                  Refund of tax due to NOL carryback            12,271         (83,515)
                                                         --------------  ---------------
                  Current Tax Provision                         12,271         (83,515)
                  ---------------------                  ==============  ===============

                     For South Carolina tax purposes a net operating loss
                  carry-forward of $3,313,308 is available for future periods. The carry-forward will expire in the year ended August 31, 2015. For Federal tax purposes, the corporation sustained net operating losses of $958,771 and 1,730,727 for the years ended August 31, 2000 and 1999 respectively. A total of $ 305,465 of the NOL from August 31, 1999 was used to carryback to tax years 1996 and 1997 resulting in a refund of previously paid taxes of $71,244. The remaining NOL of $2,384,033 is available for future periods and will expire in the year ended August 31, 2020.

                     For income tax reporting, an Alternative Minimum Tax credit of $28,697 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.

                  The net deferred tax assets and liabilities consisted of the following components as of August 31, 2000 and 1999.

                                                                       2000          1999
                                                                       ----          ----
                  Deferred Tax Assets Relating to:
                      Allowance for Doubtful Accounts              $  19,572       $  15,878
                      Alternative Minimum Tax Credit                  28,697          16,446
                      Federal and State NOL carryforwards            965,831         649,679
                  Deferred Tax Liabilities Relating to:
                      Property and Equipment                        (567,894)       (610,192)
                                                                --------------  -------------

                  Net Deferred Tax Asset (Liability)                 446,206          71,811
                                                                ==============  =============

                  The components giving rise to the deferred tax assets and liability described above have been included in the accompanying balance sheet as of August 31, 2000 and 1999 as follows:

                                           2000              1999
                                           ----              ----
                  Current Assets         $ 19,572         $ 15,878
                  Other Assets            426,634           55,933

Note 4.  Accounts Receivable - Other

                    Accounts Receivable - Other consists mainly of the
                  receivable due from the sale of certain assets related to the discontinued antenna product line. This transaction is discussed in more detail in Note 12.

Note 5.  Other Assets

                   Other assets are composed of the following:

                                                         2000            1999
                                                         ----            ----
                   CSV Life Insurance               $ 440,139       $ 507,811
                   Deferred Tax Assets                426,634          55,933
                   Loan Fees, net of Amortization      46,223          52,125
                   Other                               39,876          14,407
                                                  ---------------------------

                   Total                              952,872         630,276
                   -----                          ===========================

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

Note 6.  Notes and Mortgages Payable

                  Substantially all property, plant and equipment and a portion of CSV Life Insurance are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it's subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the company and $650,000 for the company's subsidiary. The balances as of August 31, 2000 were $1,934,006 and $410,000 and the balances as of August 31, 1999 were $1,388,598 and $440,000. These credit agreements are subject to renegotiation and renewal on a three-year basis. The current contracts will expire December 31, 2000 and January 29, 2002.

                   Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The company was in violation of several of these loan covenants as of August 31, 2000. One of the company's lenders has requested an earlier expiration date on their revolving credit line and has asked the company to seek other financing. The company currently has reached a tentative agreement with the lender holding the company's mortgage loan on its South Carolina operations to take over this credit line. This lender has waived the current financial loan covenants for the current year and is in the process of re-evaluating and adjusting the covenants as a part of the proposed new financing package.

                  The following table sets forth the Company's indebtedness as of August 31, 2000 and 1999.

                                                                 2000                               1999
                                                   -----------------------------------------------------------------
                                                          Current        Long-Term        Current         Long-Term
                                                          -------        ---------        -------         ---------
           Mortgages, interest from 8.15% to              $466,323      $4,363,795        $434,624       $4,482,521
           8.8% fixed, maturities to 2008
           Notes, interest from prime + .5% to           2,344,007                       1,828,598
           prime + 1.25%, due within 1 year
           Installment Notes, interest from                264,334         750,827         198,630          161,473
           1.9% to prime + 1%, maturities to
           2002
           Local Government 2nd Mortgage,                                                    2,100          160,630
           interest at 3% fixed, maturity Nov.
           9, 1999
           Notes from Individuals, interest                200,000                         350,000
           ranging from 9.5% to 10%, maturities
           within 12 months
           Notes from Officers, interest 8.25%             300,000                         100,000
           to prime + 1%, due within 1 year
                                                  ------------------------------------------------------------------

           Total                                         3,574,664       5,114,622       2,913,952        4,804,624
           -----                                  ==================================================================

                  The Prime interest rate was 9.50% and 8.50% for the years ended August 31, 2000 and 1999 respectively.

                     The principal maturities on the notes and mortgages payable over the next five years is as follows:

                  Fiscal Year Ending                      Amount
                  ------------------                      ------
                         2001                           $ 3,574,664
                         2002                               730,054
                         2003                               752,517
                         2004                             1,098,450
                         2005                               654,269
                      After 2005                          1,879,332
                                               ---------------------

                        Total                             8,689,286
                                               =====================

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999


Note 7.  Leases

                  The Company entered into an operating lease for various pieces of equipment on August 19, 1997. The lease calls for monthly payments of $11,171 for a period of sixty months. Future minimum lease payments under the lease are as follows:

                  Fiscal Year Ending                 Amount
                  ------------------                 ------
                         2001                             $ 134,052
                         2002                               122,881
                                               ---------------------

                        Total                               256,933
                                               =====================


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

                     Following is a summary of the status of the incentive stock options for the years ended August 31, 2000 and 1999:

                                                                  2000                              1999
                                                     -------------------------------    -----------------------------
                                                                        Weighted                         Weighted
                                                                        Average                           Average
                                                       Number of        Exercise         Number of       Exercise
                                                         Shares           Price            Shares          Price
                                                     --------------- ---------------    -------------- --------------
                       Outstanding-Beg. of Year              33,700         $  3.34         36,500           $  3.34
                       Exercised                                                            (2,800)             1.00
                       Forfeited                             (9,300)           3.43
                                                     ------------------------------     ----------------------------
                       Outstanding-End of Year               24,400            3.51         33,700              3.54
                                                     ==============================     ============================

                  Following is a summary of the status of the incentive options outstanding at August 31, 2000:

                                         Outstanding Options                                Exercisable Options
                  ------------------------------------------------------------------    -----------------------------
                                                         Weighted       Weighted
                                                         Average        Average
                                                        Remaining       Exercise                      Exercise
                   Exercise Price       Number       Contractual Life     Price            Number        Price
                   --------------       ------       ----------------     -----            ------        -----
                     $  1.00           4,000            2 years       $  1.00             4,000        $  1.00
                        4.00          20,400            4 years          4.00            20,400           4.00


Note 9.  Earnings Per Share

                  The weighted average number of shares used in the computation of basic and diluted earnings per common share were 1,630,696 in 2000 and 1,629,354 in 1999. Options on 24,400 and 33,700
                  shares of common stock as of August 31, 2000 and 1999 respectively were not included in computing diluted earnings per share because their effects were antidilutive.

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

Note 10.  Defined Contribution Plan

                     The Company established a qualified 401(K) defined
                  contribution plan effective January 1, 1990. The plan year ends on December 31. Participation in the plan is voluntary and employees may contribute from 1% to 15% of eligible compensation on a tax-deferred basis. The amount to be contributed by the company will be determined each year prior to December 1. The company match for both years is $.25 cents for each $1.00 of employee contributions up to a maximum 6% of eligible compensation.

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

                     The amount of expense charged to operations was $52,460
                  for the year ended August 31, 2000 and $40,471 for 1999.

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

Note 12.  Discontinued Product Lines and Charges Against Earnings

                     In the fourth quarter of the fiscal year ended August 31,
                  1999, the Company announced its decision to discontinue the manufacture and sales of its marine antennas and other low margin product lines included in its Industrial Products operating segment. A pre-tax charge of $713,557 was included in income from operations as of August 31, 1999. Of this amount, $599,260 was charged to cost of goods sold to write-down certain inventories associated with the discontinued product lines to estimated net realizable value. Concurrently, the Company began the process of selling and disposing of the related assets. On October 20, 1999, the Company reached a final agreement to sell the inventory, equipment and tooling, customer lists, and other assets associated with the marine antenna product line for $170,000. The sale resulted in a loss of $114,297, which has been included in general and administrative expenses for the year ended August 31, 1999 and accounts for the balance of the pre-tax charge. The Company had received $32,056 of the sales price prior to the end of fiscal 1999. The remaining $137,944 of the sales price was recorded as an other receivable as of August 31, 1999. The receivable was subsequently collected in December of 1999.

Note 13. Business Segments

                     The Company classifies its business into two segments based on products offered and geographic location; Industrial Products and Controls and Electronics. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and composites that are sold to original equipment manufacturers and distributors for use in a variety of industrial applications and markets. The Controls and Electronics segment produces electronic testing equipment, flexible cable controls, mechanical and electronic HVAC controls, and molded control panels that are sold to original equipment manufacturers and distributors in the heavy truck, marine, and agricultural industries and is a contract manufacturer of custom electronic products.

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

Note 13.  Business Segments (Cont'd)

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

                                                                       Year Ended August 31, 2000
                                                 ---------------------------------------------------------------
                                                 Industrial        Controls &
                                                  Products         Electronics         Other            Total
                                                 ----------        -----------       ----------      -----------
                  Segment Assets                 $8,107,502         $3,941,836       $1,411,915      $13,461,253
                  Expenditures for
                  Segment Assets                    349,363            363,972           14,522          727,857
                  Depreciation and
                    Amortization                    540,678            277,313           37,444          855,435
                  Research and
                  Development                       470,930             27,679                           498,609
                  Revenues from
                    External Customers           15,840,246          5,706,536                        21,546,782
                  Segment Profit (Loss)             412,458            121,097         (773,356)        (239,801)
                  Interest Expense                                                                       758,136
                                                                                                      ----------
                  Income (Loss) Before
                    Income Taxes                                                                        (997,937)
                                                                                                      ==========

                                                                     Year Ended August 31, 1999
                                                 ---------------------------------------------------------------
                                                 Industrial        Controls &
                                                  Products         Electronics        Other             Total
                                                 ----------        -----------      ----------       -----------
                  Segment Assets                 $7,545,244        $3,554,726       $1,775,864       $12,875,834
                  Expenditures for Segment
                    Assets                          291,320           207,916           25,353           524,589
                  Depreciation and
                    Amortization                    581,879           264,976           63,469           910,324
                  Research and
                  Development                       865,153            47,020                            912,173
                  Revenues from
                    External Customers           14,563,196         6,461,686                         21,024,882
                  Segment Profit (Loss)            (681,654)          397,403         (736,367)       (1,020,618)
                  Interest Expense                                                                       669,006
                                                                                                      ----------
                  Income (Loss) Before
                    Income Taxes                                                                      (1,689,625)
                                                                                                      ==========

                               GLASSMASTER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999


Note 13.  Business Segments (Cont'd)

          Geographic Information

                                                                               Year Ended August 31, 2000
                                                                    ----------------------------------------------
                                                                                        Total           Long-Lived
                                                                      Revenues          Assets            Assets
                                                                    -----------      -----------        ----------
                  United States                                     $17,676,605      $13,461,253        $5,581,579
                  Other Foreign Countries                             3,870,177

                                                                               Year Ended August 31, 1999
                                                                    ----------------------------------------------
                                                                                        Total           Long-Lived
                                                                      Revenues          Assets             Assets
                                                                    -----------      -----------        ----------
                  United States                                     $17,745,967      $12,276,298        $5,696,875
                  Other Foreign Countries                             3,279,015

                  Revenues in the above schedule are attributed to countries based on the location of the customer.


Major Customer

                     Revenues from one customer of Glassmaster Company's
                  Controls and Electronics segment represented approximately $1,913,486 and $2,724,865 of the Company's consolidated revenues for the years ended August 31, 2000 and 1999, respectively.

                          Independent Auditor's Report



To the Board of Directors and Stockholders
Glassmaster Company
126 Glassmaster Road
Lexington, S.C.  29072


   We have audited the accompanying consolidated balance sheets of Glassmaster Company and subsidiary as of August 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glassmaster Company and subsidiary as of August 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Brittingham, Dial, and Jeffcoat
Certified Public Accountants
West Columbia, SC
November 10, 2000

                                  Exhibit Index


                                                                      Sequential
Exhibit No.                      Exhibit                               Page No.
-----------                      -------                              ----------

    3.1       Amended and Restated Certificate of Incorporation of
              the Company, filed as Exhibit 3.1 to Form 10-K for the
              year ended August 31, 1991 and incorporated herein
              by reference.                                               ---

    3.2       Amended and Restated Bylaws of the company, filed as
              Exhibit 3.2 to Form 10-K for the year ended August 31,
              1991 and incorporated herein by reference.                  ---

   10         Amended and restated Glassmaster Company 1992 Incentive
              Stock Option Plan, filed as exhibit 10 to Form 10-KSB
              for the year ended August 31, 1993 and incorporated
              herein by reference.                                        ---

   11         Computation of Earnings Per Share for two years ended
              August 31, 2000 and 1999.                                    26

   21         Subsidiaries of the Company.                                 27

   27         Financial Data Schedule (SEC use only).                     ---