Form 10QSB
period 2000-12-03
GLASSMASTER CO
filed 2001-01-16
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended December 3, 2000.

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

Common shares outstanding December 3, 2000:       1,630,696 par value $0.03
                                              ----------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                              December 3, 2000              August 31, 2000
                                                          ----------------------        ----------------------
                                                                 (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                                  $    14                      $   190
   Accounts Receivable (Net of Reserve)                                    3,022                        3,352
   Other Current Receivables                                                  37                           17
   Inventories:
      Raw Materials                                       $ 1,904                       $ 1,584
      Work in Process                                         453                           486
      Finished Products                                     1,343          3,700          1,103         3,173
                                                          -------                       -------
   Prepaid Expenses and Other Current Assets                                 272                          195
                                                                         -------                      -------
               Total Current Assets                                        7,045                        6,927

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                        5,575                        5,581

Other Assets
   CSV Life Insurance and Other Unamortized Assets                         1,016                          953
                                                                         -------                      -------

Total Assets                                                             $13,636                      $13,461
                                                                         =======                      =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                      $ 2,289                      $ 2,344
   Accrued Expenses                                                          195                          208
   Accrued Income Taxes                                                        0                            0
   Notes & Mortgages Payable                                               4,287                        3,575
                                                                         -------                      -------
               Total Current Liabilities                                   6,771                        6,127

Long Term Liabilities
   Notes & Mtges, Due After One Year                      $ 5,041                       $ 5,114
   Deferred Income Taxes                                        0          5,041              0         5,114
                                                          -------        -------        -------      --------

Total Liabilities                                                         11,812                       11,241

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,696 (2001), 1,630,696 (2000)
      Shares Issued and Outstanding                       $    49                       $    49
   Paid-In Capital                                          1,358                         1,358
   Donated Capital                                            124                           124
   Retained Earnings                                          293          1,824            689         2,220
                                                          -------        -------        -------      --------

Total Liabilities and Equity                                             $13,636                      $13,461
                                                                         =======                      =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)


                                                            Three Months Ended
                                                   December 3, 2000   November 28, 1999
                                                   ----------------   -----------------
Net Sales                                               $ 4,589           $ 4,284
   Cost of Sales                                          4,138             3,799
                                                        -------           -------
Gross Profit                                                451               485

Costs and Expenses:
   Selling                                                  238               229
   General and Administrative                               211               277
   Other Income and Expense - Net                           184               172
                                                        -------           -------
Total Costs and Expenses                                    633               678

Income (Loss) From Operations                              (182)             (193)
   Interest Expense                                         214               170
                                                        -------           -------

Income (Loss) Before Income Taxes                          (396)             (363)
   Income Taxes                                               0              (123)
                                                                          -------


Net Income (Loss)                                       $  (396)          $  (240)
                                                        =======           =======


Net Income (Loss) Per Share (1,630,696 Shares)            (0.24)            (0.15)
  (Basic and Diluted)


Dividends Paid Per Share                                $  0.00           $  0.00
                                                        =======           =======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                                  Three Months Ended
                                                         December 3, 2000   November 28, 1999
                                                         ----------------   -----------------
Cash Flows From Operating Activities
   Net Income                                                 $(396)            $(240)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                              205               224
      Amortization                                                5                 2
      Increase in Deferred Income Taxes                           0              (137)
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                     310               (92)
         Decrease (Increase) in Inventories                    (527)             (443)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                 (77)             (132)
         Increase (Decrease) in Accounts Payable                (52)              420
         Increase (Decrease) in Accrued Expenses                (16)              (43)
                                                              -----             -----
Net Cash Provided (Used) By Operating Activities               (548)             (441)
                                                              -----             -----

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                        199               121
   Additional Investment in Other Assets                         68                 5
                                                              -----             -----
Net Cash Used By Investing Activities                           267               126
                                                              -----             -----

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                        0                 0
   Proceeds from Short-Term Borrowings                          200                 0
   Repayment of Short-Term Borrowings                           (56)               (4)
   Proceeds from Long-Term Obligations                          100               440
   Repayment of Long-Term Obligations                          (173)             (411)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                            568               507
                                                              -----             -----
Net Cash Provided (Used) By Financing Activities                639               532
                                                              -----             -----

Net Increase (Decrease) In Cash                                (176)              (35)

Cash At Beginning of Period                                     190               126
                                                              -----             -----

Cash At End of Period                                         $  14             $  91
                                                              =====             =====

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                    $ 196             $ 159
      Income Taxes                                                0                 0

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 3, 2000 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000. Certain prior year amounts may have been reclassified to conform with the 2001 presentation.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the first quarter ended December 3, 2000 (2001 fiscal year) were $4,588,711, an increase of 7.1% when compared to sales of $4,283,949 during the first quarter of the 2000 fiscal year. The increase in first quarter sales is due to improved shipments at Monofilament primarily of products developed during the past year for new OEM customers. These new industrial applications are expected to fuel future revenue growth as sales of this division's more traditional monofilaments, such as specialty sewing threads and fish lines, continue to experience declining sales due to changing markets. At Glassmaster Controls, sales were unchanged from prior year first quarter sales as the slowdown in heavy and medium-duty truck manufacturing, which began in the fourth quarter of the 1999 fiscal year, continues to impact its largest segment of customers. Current forecasts call for this industry to slow further before beginning to recover late in 2001. Electronics product development and sales continue to build momentum and significant revenue growth from this product class is expected during the remainder of the fiscal year. In addition, Controls was recently awarded a supplier contract to produce a component that will be used in the production of car seats. The contract will initiate during the third quarter of this fiscal year and is expected to increment revenue by approximately $750,000 annually.

         Gross profit realized during the first quarter declined to $450,747, or 9.8% of sales, from $485,492, or 11.3% of sales, in the year ago first quarter. The decrease in gross profit is due to lower sales at Composites resulting from the sale of the marine antenna business which occurred at the end of the prior year first quarter. Increased variable manufacturing expense at Controls associated with higher employee insurance costs, as well as an increase in fixed manufacturing costs as electronics capabilities were expanded, both contributed to the gross profit decline. Higher material and labor costs at Monofilament were absorbed through an increase in output during the first quarter of this year, as sales and inventory levels both were higher than during the comparable year ago period. These higher costs at Monofilament led to selling price increases on several product classes, the first such price adjustment in four years. The new selling prices were generally effective after the end of the first quarter.

Gross margins are expected to improve as electronic product sales and related manufacturing throughput at Controls accelerate, price increases on existing product lines and new product sales at Monofilament are fully realized, and further manufacturing cost reductions at all operating divisions are identified and implemented. In addition, during the first quarter, the Composites Division was relocated from its facility in Newberry, SC to excess space available at the Lexington, SC site. Gross margins will benefit due to lower overall manufacturing expenses as a result of this consolidation of operations.

         Selling, G&A, and Other Expenses declined from $678,438, or 15.8% of sales, during the prior year first quarter, to $632,958, or 13.8% of sales in the current year period. The decline is due to favorable claims experience associated with the company's employee health plan and a decline in general and administrative expenses due to the relocation of the Composites Division and closure of the Newberry facility.

         Interest expensed totaled $213,912 during this year's first quarter compared with $170,388 last year, an increase of almost 26%. The increase in interest expense is attributable to higher borrowings necessary to support working capital and to purchase new electronics and extrusion manufacturing equipment during the last year, as well as higher average interest rates.

         Income (Loss) before income taxes was ($396,123) during the current year first quarter compared with ($363,335) in the year ago quarter. Income tax benefits associated with net operating tax loss carry-forwards totaling $123,387 were recognized in last year's first quarter, whereas no such benefit from taxes was recognized in the current year quarter. The net loss for the quarter was ($396,123) compared with ($239,948) last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($548,368) during the first quarter of the 2001 fiscal year compared with ($441,139) during the prior year first quarter. The decline in cash provided from operating activities is primarily due to an increased investment in inventories at both Monofilament and Controls. At Monofilament, finished goods inventory increased as standard products were run for stock, while at Controls, raw materials and purchased parts increased as a requirement for new electronic circuit board production and supply contracts that are to initiate during the second quarter. Inventory levels are expected to decline significantly during the second quarter as they are converted to accounts receivable and cash.

         Cash used by investing activities during the first quarter was $226,792 compared to $125,998 in the year ago quarter. Additional investment in equipment at Controls to expand manufacturing capabilities and costs capitalized as unamortized other assets, incurred during the relocation of the Composites operations, account for the increase. No new material capital expenditures are currently planned.

         Net cash provided by financing activities was $639,493 in the current year first quarter versus $531,884 last year. Additional short term debt that was advanced by officers of the company and that is expected to be converted to long term subordinated convertible debt during the second quarter, combined with increased borrowings under short term revolving credit lines to supplement working capital, account for the increase.

         On December 28, 2000, the company entered into a financing agreement that will provide a $2.5 million revolving credit facility for the company's working capital. This financing agreement essentially replaces an existing agreement and related credit line that was held by another financial institution and that was due to expire on December 31, 2000. The new agreement is for a period of one year. Additionally, this financing agreement provides for a $300,000 short term credit line to supplement working capital and that is scheduled to mature in June, 2001. To further supplement operating capital, the company will issue subordinated convertible debentures that are expected to be sold to individual investors in a private placement during the second quarter of the current fiscal year. The original authorization provided for up to $500,000 in subordinated debt, but that amount was recently increased to $750,000.

         The company currently anticipates that its cash requirements during the remainder of the 2001 fiscal year will be provided from operations, from borrowings under existing and committed credit lines, and from the sale of the subordinated convertible debentures.



                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits.

                  None.

         b)       Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended December 3, 2000.

                               Glassmaster Company
                                  Lexington SC



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GLASSMASTER COMPANY



Date      January 16, 2001             /s/ Raymond M. Trewhella
     ---------------------------       -----------------------------------------
                                       Raymond M. Trewhella
                                       (President and
                                       Principal Executive Officer)



Date      January 16, 2001             /s/ Steven R. Menchinger
     --------------------------        -----------------------------------------
                                       Steven R. Menchinger
                                       (Treasurer, Controller, and
                                       Principal Financial Officer)

January 16, 2001



Securities Exchange Commission
Attn:  Filing Desk 1-4
450 Fifth Street NW
Washington DC 20549-1004

RE:  Commission File Number 0-2331

Gentlemen:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Glassmaster Company, (the "Company"), is the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 3, 2000.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Very truly yours,



Steven R. Menchinger
Corporate Secretary

SRM:paw

Encs