Form 10QSB
period 2001-03-04
GLASSMASTER CO
filed 2001-04-17
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
    For the quarterly period ended    March 4, 2001   .
                                   -------------------

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

Common shares outstanding March 4, 2001:       1,630,696 par value $0.03
                                           ---------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                             March 4, 2001               August 31, 2000
                                                             -------------               ---------------
                                                              (Unaudited)
                           ASSETS

Current Assets:
   Cash                                                                $    21                      $   190
   Accounts Receivable (Net of Reserve)                                  3,369                        3,352
   Other Current Receivables                                               187                           17
   Inventories:
      Raw Materials                                      $2,260                        $1,584
      Work in Process                                       459                           486
      Finished Products                                   1,165          3,884          1,103         3,173
                                                        -------                       -------
   Prepaid Expenses and Other Current Assets                               289                          195
                                                                       --------                     -------
               Total Current Assets                                      7,750                        6,927

Fixed Assets (Net of Dep'n)
   Property and Equipment (at cost)                                      5,374                        5,581

Other Assets
   CSV Life Insurance and Other Unamortized Assets                       1,026                          953
                                                                     ----------                     -------

Total Assets                                                           $14,150                      $13,461
                                                                       ========                     =======

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                    $ 2,084                      $ 2,344
   Accrued Expenses                                                        184                          208
   Accrued Income Taxes                                                      0                            0
   Notes & Mortgages Payable                                             4,709                        3,575
                                                                       --------                     -------
               Total Current Liabilities                                 6,977                        6,127

Long Term Liabilities
   Notes & Mtges, Due After One Year                     $4,935                        $5,114
   Convertible Subordinated Debentures                      410          5,345              0         5,114
                                                        -------        --------         -----        ------

Total Liabilities                                                       12,322                       11,241

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,696 (2001), 1,630,696 (2000)
      Shares Issued and Outstanding                      $   49                        $   49
   Paid-In Capital                                        1,358                         1,358
   Donated Capital                                          124                           124
   Retained Earnings                                        297          1,828            689         2,220
                                                          -----        --------         -----       -------

Total Liabilities and Equity                                           $14,150                      $13,461
                                                                       ========                     =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                               Three Months Ended
                                       March 4, 2001       February 27, 2000
                                       -------------       -----------------

Net Sales                                 $5,266                $5,378
   Cost of Sales                           4,380                 4,758
                                          ------                ------
Gross Profit                                 886                   620

Costs and Expenses:
   Selling                                   242                   253
   General and Administrative                223                   268
   Other Income and Expense - Net            197                   130
                                          ------                ------
Total Costs and Expenses                     662                   651

Income From Operations                       224                   (31)
   Interest Expense                          220                   183
                                          ------                ------

Income Before Income Taxes                     4                  (214)
   Income Taxes                                0                    (2)
                                                                ------


Net Income                                $    4                $ (212)
                                          ======                ======


Net Income Per Share (1,630,696 Shares)     0.00                 (0.13)
  (Basic and Diluted)

Dividends Paid Per Share                  $ 0.00                $ 0.00
                                          ======                ======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                     Six Months Ended
                                              March 4, 2001    February 27, 2000
                                              -------------    -----------------

Net Sales                                        $9,855            $9,663
   Cost of Sales                                  8,518             8,557
                                                 ------            ------
Gross Profit                                      1,337             1,106

Costs and Expenses:
   Selling                                          479               482
   General and Administrative                       434               545
   Other Income and Expense - Net                   382               302
                                                 ------            ------
Total Costs and Expenses                          1,295             1,329

Income From Operations                               42              (223)
   Interest Expense                                 434               354
                                                 ------            ------

Income Before Income Taxes                         (392)             (577)
   Income Taxes                                       0              (125)
                                                 ------            ------


Net Income                                       $ (392)           $ (452)
                                                 ======            ======


Net Income Per Share (1,630,696 Shares)           (0.24)            (0.28)
  (Basic and Diluted)

Dividends Paid Per Share                         $ 0.00            $ 0.00
                                                 ======            ======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                      Six Months Ended
                                                March 4, 2001  February 27, 2000
                                                -------------  -----------------
Cash Flows From Operating Activities
   Net Income                                       $  (392)        $(452)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                      446           446
      Amortization                                       13             5
      Increase in Deferred Income Taxes                   0          (138)
      (Gain)Loss on Disposal of Assets                  (26)            0
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables            (187)         (838)
         Decrease (Increase) in Inventories            (711)         (485)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                         (95)          (20)
         Increase (Decrease) in Accounts Payable       (257)          914
         Increase (Decrease) in Accrued Expenses        (26)          (62)
                                                    -------         -----
Net Cash Provided (Used) By Operating Activities     (1,235)         (630)
                                                    -------         -----

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                255           137
   Cash Received from Sale of Assets                    (43)            0
   Additional Investment in Other Assets                 86            13
                                                    -------         -----
Net Cash Used By Investing Activities                   298           150
                                                    -------         -----

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                0             0
   Payment of Dividend                                    0             0
   Proceeds from Short-Term Borrowings                  550           200
   Repayment of Short-Term Borrowings                  (553)          (59)
   Proceeds from Long-Term Obligations                  510           600
   Repayment of Long-Term Obligations                  (339)         (723)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                  1,196           720
                                                    -------         -----
Net Cash Provided (Used) By Financing Activities      1,364           738
                                                    -------         -----

Net Increase (Decrease) In Cash                        (169)          (42)

Cash At Beginning of Period                             190           126
                                                    -------         -----

Cash At End of Period                               $    21         $  84
                                                    =======         =====

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)          $   430         $ 351
      Income Taxes                                        0           (84)

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 4, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000. Certain prior year amounts may have been reclassified to conform with the 2001 presentation.

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the second quarter ended March 4, 2001 were $5,266,087 a decrease of 2.1% when compared with prior year second quarter sales of $5,378,567. The decrease in comparative second quarter sales is primarily due to lower sales at Monofilament resulting from unfavorable currency translations in certain European countries, a decline in sewing thread sales, and the loss of a large customer to competitive pricing. These declines in monofilament sales were mostly offset by increased shipments of industrial weaving and Nybrad(TM) products as well as selling price increases on selected product lines that were made effective during the second quarter. However, with the national economy continuing to show weakness in 2001, monofilament third quarter sales are currently expected to be significantly less than the prior year third quarter sales. Sales at Glassmaster Controls were about the same as the prior year, as sales of electronic controls and circuit boards offset a significant decline in sales of non-electronic controls and control panels to its largest segment of customers in the heavy truck and bus industry. Also impacting sales at Controls was the decision by one of its customers, Outboard Marine Corporation, to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code and attempt to re-organize its businesses. The assets of OMC were recently sold and shipments of controls to the buyer of those assets are expected to resume during the third quarter. Sales of the Composite Modular Building System(TM) continue to increase at a modest pace as initial customers have started to re-order and the product line gains additional exposure through its presence in the McMaster Carr industrial products catalog that is distributed nationwide. Year to date consolidated sales total $9,854,799, an increase of 2% when compared to prior year to date sales of $9,662,516. Industrial Products segment sales were higher by 3.2% while Controls and Electronics segment sales have declined 1% when compared to the first six months of the prior fiscal year.

         Gross profit realized on sales during the second quarter improved to $886,247, or 16.8% of sales, compared with $620,279, or 11.5% of sales in the year ago second quarter. The increase in gross profit during the quarter is primarily due to higher margins at Monofilament that can be attributed to a favorable mix of products sold, the elimination of a low-margin customer due to competitive pricing, selling price increases that were phased in during the quarter on several product classes, as well as improved manufacturing performance and cost reductions. Contributing to the increase in gross profit during the quarter were lower costs of manufacturing at Composites due to the closure of the plant in Newberry, SC and subsequent relocation to the Lexington, SC facility. Year to date gross profit margins have improved to 13.6% of sales this year from 11.4% of sales last year to date.

         Selling, G&A, and Other Expenses were slightly higher during the current year second quarter at $661,910, or 12.6% of sales, compared to $650,880, or 12.1% of sales, during the year ago quarter. Included in last year's total expenses were $110,000 in non-recurring credits and miscellaneous income at Controls. Absent these benefits, expenses during last year's second quarter would have been $760,880, or 14.1% of sales. On a year to date basis, these expenses total $1,294,868, or 13.1% of sales, compared with $1,439,320 (net of non-recurring credits and miscellaneous income of $110,000), or 14.9% of sales, reflecting favorable claims experience associated with the company's employee health plan as well as cost reductions implemented throughout the company.

         Interest expense totaled $220,421 during this year's second quarter compared with $182,997 last year, an increase of 20%. Year to date interest expense is $434,334 versus last year's $353,385, an increase of 23%. The increased interest costs for the quarter and year to date periods are due to higher average borrowings required to support working capital and to purchase new electronics and extrusion manufacturing equipment during the last year, as well as higher average interest rates.

         Income (Loss) before income taxes was $3,915 during the current year second quarter compared with ($213,599) in the year ago quarter. The improvement in pre-tax income is primarily due to higher gross profit at Monofilament and lower overall expenses due to cost reduction initiatives implemented. Year to date income (loss) before taxes totals ($392,208) versus ($576,934) last year and net income (loss) of ($392,208) compares with ($452,147) in the prior year. Income tax benefits associated with net operating loss carry-forwards of $124,787 were recognized during the prior year to date period, whereas no such benefit from taxes has been recognized this year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($1,235,461) during the six-month period ended March 4, 2001 compared with ($629,487) during the comparable period of the prior fiscal year. The decline in cash provided from operating activities is primarily due to increased inventory levels at Controls to support new electronics production and sales, a smaller increase in accounts receivable outstanding, as well as a significant reduction in outstanding trade credit this year when compared to the prior year period.

         Cash used by investing activities so far this year totals $298,376, compared with $150,403 during last year's comparable six-month period. The increase is due to higher equipment spending at Controls compared to last year as well as costs that were capitalized this year during the relocation of the Composites operations. No new material capital expenditures are currently planned.

         Net cash provided by financing activities was $1,364,712 during this year's first six months compared with $737,768 in the prior year period. Additional borrowings under the company's short term revolving credit agreements that are secured by accounts receivable and inventories account for the increase. During the second quarter the company converted existing short term obligations totaling $410,000 into long term debt by issuing five year subordinated convertible debentures to individual investors and officers of the company in a private placement. The debentures pay interest at 10.5% and are convertible into the common stock of the company after two years at $3.00 per share.

         The company currently anticipates that its cash requirements during the remainder of the 2001 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.


                           PART II - OTHER INFORMATION


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           a)     Exhibits.
                  None.
           b)     Reports on Form 8-K.
                  There were no reports on Form 8-K filed during the quarter ended March 4, 2001.

                               Glassmaster Company
                                  Lexington, SC



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GLASSMASTER COMPANY



Date      April 17, 2001                    /s/ Raymond M. Trewhella
     -------------------------              -------------------------------
                                            Raymond M. Trewhella
                                            (President and
                                             Principal Executive Officer)



Date      April 17, 2001                   /s/ Steven R. Menchinger
     ------------------------              --------------------------------
                                           Steven R. Menchinger
                                           (Treasurer, Controller, and
                                            Principal Financial Officer)