Form 10QSB
period 2001-06-03
GLASSMASTER CO
filed 2001-07-18
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended June 3, 2001.
                                        ------------

                               ------------------

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

Common shares outstanding June 3, 2001:       1,630,696 par value $0.03
                                       ----------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                                                   June 3, 2001                August 31, 2000
                                                                              ----------------------       -----------------------
                                                                                  (Unaudited)
                                     ASSETS
Current Assets:
   Cash                                                                                      $    47                       $  190
   Accounts Receivable (Net of Reserve)                                                        2,551                        3,352
   Other Current Receivables                                                                     196                           17
   Inventories:
      Raw Materials                                                           $ 2,230                       $ 1,584
      Work in Process                                                             385                           486
      Finished Products                                                         1,083          3,698           1,103         3,173
                                                                               ------                       --------
   Prepaid Expenses and Other Current Assets                                                     264                           195
                                                                                             -------                       -------
               Total Current Assets                                                            6,756                         6,927

Fixed Assets (Net of Dep'n)

   Property and Equipment (at cost)                                                            5,168                         5,581

Other Assets
   CSV Life Insurance and Other Unamortized Assets                                             1,012                           953
                                                                                             -------                       -------

Total Assets                                                                                 $12,936                       $13,461
                                                                                             =======                       =======

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                                                                          $ 2,202                       $ 2,344
   Accrued Expenses                                                                              199                           208
   Accrued Income Taxes                                                                            0                             0
   Notes & Mortgages Payable                                                                   3,939                         3,575
                                                                                             -------                       -------
               Total Current Liabilities                                                       6,340                         6,127

Long Term Liabilities
   Notes & Mtges, Due After One Year                                          $ 4,808                       $ 5,114
   Deferred Income Taxes                                                          410          5,218              0          5,114
                                                                              -------        -------        -------        -------

Total Liabilities                                                                             11,558                        11,241

Stockholders' Equity
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par - 1,630,696 (2001), 1,630,696 (2000)
      Shares Issued and Outstanding                                           $    49                       $    49
   Paid-In Capital                                                              1,358                         1,358
   Donated Capital                                                                124                           124
   Retained Earnings                                                             (153)         1,378            689          2,220
                                                                              -------        -------        -------        -------

Total Liabilities and Equity                                                                 $12,936                       $13,461
                                                                                             =======                       =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                                   Three Months Ended
                                                   June 3, 2001                        May 28, 2000
                                                   ------------                        ------------
Net Sales                                            $  4,385                             $  6,263
   Cost of Sales                                        4,010                                5,438
                                                     --------                             --------
Gross Profit                                              375                                  825

Costs and Expenses:
   Selling                                                218                                  340
   General and Administrative                             194                                  239
   Other Income and Expense - Net                         199                                  149
                                                     --------                             --------
Total Costs and Expenses                                  611                                  728

Income From Operations                                   (236)                                  97
   Interest Expense                                       214                                  197
                                                     --------                             --------

Income Before Income Taxes                               (450)                                (100)
   Income Taxes                                             0                                 (142)
                                                     --------                             --------


Net Income                                           $   (450)                            $     42
                                                     ========                             ========


Net Income Per Share (1,630,696 Shares)                 (0.28)                                 .03
  (Basic and Diluted)

Dividends Paid Per Share                             $   0.00                             $   0.00
                                                     ========                             ========

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                                  Nine Months Ended
                                                   June 3, 2001                         May 28, 2000
                                                   ------------                         ------------
Net Sales                                            $ 14,240                             $ 15,926
   Cost of Sales                                       12,528                               13,995
                                                     --------                             --------
Gross Profit                                            1,712                                1,931

Costs and Expenses:
   Selling                                                697                                  822
   General and Administrative                             628                                  785
   Other Income and Expense - Net                         580                                  451
                                                     --------                             --------
Total Costs and Expenses                                1,905                                2,058

Income From Operations                                   (193)                                (127)
   Interest Expense                                       649                                  550
                                                     --------                             --------

Income Before Income Taxes                               (842)                                (677)
   Income Taxes                                             0                                 (267)
                                                     --------                             --------


Net Income                                           $   (842)                            $   (410)
                                                     ========                             ========


Net Income Per Share (1,630,696 Shares)                 (0.52)                               (0.25)
  (Basic and Diluted)

Dividends Paid Per Share                             $   0.00                             $   0.00
                                                     ========                             ========

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)

                                                                           Nine Months Ended
                                                                   June 3, 2001           May 28, 2000
                                                                   ------------           ------------
Cash Flows From Operating Activities
   Net Income                                                        $   (842)              $   (410)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                        669                    670
      Amortization                                                         27                      8
      Increase in Deferred Income Taxes                                     0                   (264)
      (Gain)Loss on Disposal of Fixed Assets                              (26)                     0
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                               622                   (999)
         Decrease (Increase) in Inventories                              (525)                  (481)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                           (70)                   (37)
         Increase (Decrease) in Accounts Payable                         (138)                 1,058
         Increase (Decrease) in Accrued Expenses                          (13)                   (43)
                                                                     --------               --------
Net Cash Provided (Used) By Operating Activities                         (296)                  (498)
                                                                     --------               --------

Cash Flows From Investing Activities
   Additional Investment in Fixed Assets                                  272                    464
   Cash Received From Sale of Fixed Assets                                (42)                     0
   Increase (Decrease) in CSV Life Insurance                                0                   (139)
   Additional Investment in Other Assets                                   86                     13
                                                                     --------               --------
Net Cash Used By Investing Activities                                     316                    338
                                                                     --------               --------

Cash Flows From Financing Activities
   Proceeds from Exercise of Stock Options                                  0                      0
   Payment of Dividend                                                      0                      0
   Proceeds from Short-Term Borrowings                                    650                    200
   Repayment of Short-Term Borrowings                                    (671)                  (151)
   Proceeds from Long-Term Obligations                                    510                    875
   Repayment of Long-Term Obligations                                    (406)                  (938)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                                      386                    888
                                                                     --------               --------
Net Cash Provided (Used) By Financing Activities                          469                    874
                                                                     --------               --------

Net Increase (Decrease) In Cash                                          (143)                    38

Cash At Beginning of Period                                               190                    126
                                                                     --------               --------

Cash At End of Period                                                $     47               $    164
                                                                     ========               ========

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                           $    627               $    530
      Income Taxes                                                          0                    (84)

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 3, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2000. Certain prior year amounts may have been reclassified to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the third quarter ended June 3, 2001 were $4,385,257, a decline of 30% when compared to the third quarter of the 2000 fiscal year. The decrease in comparative third quarter sales is due to significantly reduced demand for monofilament products. Monofilament Division sales were down 41.8% from last year's third quarter as all product classes suffered from the dramatic slowing of the manufacturing sector of the national economy, where the majority of monofilament product sales occur. Orders began to improve as the third quarter ended and some of the large industrial customers indicated business conditions were showing signs of improving. While fourth quarter monofilament sales will be lower than the prior year's comparable quarter, sales should recover somewhat from the depressed levels of the third quarter. Partially offsetting the decline in monofilament sales was a 9.6% increase in third quarter sales at Glassmaster Controls due to higher sales of electronic controls and circuit boards. The strategy to diversify the Controls business into electronics has significantly added to the revenue base of this operation. Year to date sales of electronic products have increased 271% versus last year, while sales of mechanical products have declined 10.6% this year to date due to the slowdown in the heavy truck and bus industry. Overall, sales at Controls have increased 2.1% so far this year compared with the prior year to date period.

         Year to date consolidated sales total $14,240,056, a decrease of 10.6% when compared to prior year to date sales of $15,925,525. Industrial Products segment sales have declined by 15.5% while Controls and Electronics segment sales have increased 2.1% when compared to the first nine months of the prior fiscal year.

         Gross profit during the third quarter totaled $374,663, or 8.5% of sales compared to $824,887, or 13.2% of sales in the year ago quarter. The decrease in gross profit is due to the steep decline in sales and related manufacturing throughput at Monofilament. As the third quarter progressed, it became apparent that the normally strong third quarter order patterns for monofilament were not going to materialize. Division management immediately adjusted manufacturing output to current sales levels by idling excess capacity, reducing the workforce, and accelerating cost reduction measures already underway. Positive results from taking these steps were being seen as the third quarter concluded and the Monofilament Division should be well positioned to experience improving gross margins as sales levels recover.

         Selling, G&A, and Other Expenses totaled $610,148, or 13.9% of sales, during this year's third quarter, compared with $728,040, or 11.6% of sales, during the prior year third quarter. The decrease in quarterly expenses is primarily due to variable selling expenses that declined in tandem with sales at Monofilament, but cost reduction efforts and the closure of the Newberry, SC facility contributed to the decline. On a year to date basis, these expenses total $1,905,015, or 13.4% of sales, versus $2,057,359, or 12.9% of sales last year to date. Additional cost reductions have been identified and are being implemented during the fourth quarter to further reduce expenses on an on-going basis.

          Interest expense was $214,046 during the third quarter compared with the prior year period total of $196,459, an increase of 8.9%. Year to date interest expense totals $648,380 versus $549,844 last year, an increase of 17.9%. The increased interest costs for the quarter and year to date periods are due to higher average borrowings required to support working capital and to purchase new electronics and extrusion manufacturing equipment during the last year. The benefits of lower interest rates on short term borrowings lessened the impact of higher debt levels during the third quarter. Interest expense will begin to decline as rates have fallen further and inventory and receivable levels are reduced due to improved turnover.

         Income (Loss) before income taxes was ($449,530) during the current year third quarter compared with ($99,611) in the year ago quarter. The decline in pre-tax income is due to lower sales and gross profit at Monofilament. Year to date income (loss) before taxes totals ($841,739) versus ($676,546) last year and net income (loss) of ($841,739) compares with ($409,890) in the prior year. Income tax benefits associated with net operating tax loss carry-forwards of $266,656 were recognized during the prior year to date period, whereas no such benefit from taxes has been recognized this year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($295,660) during the nine-month period ended June 3, 2001 compared with ($498,544) during the comparable period of the prior fiscal year. The improvement in cash provided from operating activities is due to a significant decline in accounts receivable outstanding this year versus last year due to lower sales levels during the third quarter at Monofilament. Partially offsetting the benefits of lower receivables were higher inventory levels and reduced trade credit outstanding at Controls. Cash generated by operating activities is expected to improve further in the fourth quarter as inventory levels are reduced and operating earnings improve due to lower overall expenses and improving sales.

         Cash used by investing activities so far this year totals $315,831 compared with $338,256 last year. While net capital expenditures are significantly lower this year versus last year, the prior year investments in fixed assets were partially offset by the extraction of excess cash values from key man life insurance policies covering individuals that were no longer employed by the company. There are currently no material capital expenditures planned.

         Net cash provided by financing activities was $467,973 this year to date compared with $874,708 last year. The decline in cash provided by financing activities is primarily due to a smaller increase in borrowings under the company's short-term revolving credit agreements that are secured by accounts receivable and inventories. While inventories are higher as of the end of the third quarter by approximately $385,000 this year compared to last, accounts receivable declined by $1,158,000 and led to reduced short-term borrowings, primarily during the third quarter, when monofilament sales declined significantly.

         The working capital of the company has been negatively impacted by operating losses incurred during the third quarter. A short-term loan, provided to the company by its primary lender in December 2000, in the amount of $300,000 ($250,000 borrowed and currently outstanding) matured in June, 2001. The company has requested its lender to extend the maturity date of the note to coincide with the maturity of its primary revolving credit agreement in December, 2001. As of the date of this report, the company has not received lender approval of the note modification, however, indications are the request will be approved.

         The company currently anticipates that its cash requirements during the remainder of the 2001 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.

                           PART II - OTHER INFORMATION


Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

           a)     Exhibits.
                  None.

           b)     Reports on Form 8-K.
                  There were no reports on Form 8-K filed during the quarter ended June 3, 2001.

                               Glassmaster Company
                                  Lexington SC




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GLASSMASTER COMPANY



Date        July 18, 2001                 /s/ Raymond M. Trewhella
     --------------------------           -------------------------------------
                                          Raymond M. Trewhella
                                          (President and
                                          Principal Executive Officer)



Date        July 18, 2001                 /s/ Steven R. Menchinger
     -------------------------            -------------------------------------
                                          Steven R. Menchinger
                                          (Treasurer, Controller, and
                                          Principal Financial Officer)