Form 10KSB
period 2001-08-31
GLASSMASTER CO
filed 2001-11-30
CIK 109870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2001        Commission File Number  0-2331
                           ---------------                                ------

                               GLASSMASTER COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          South Carolina                                    57-0283724
------------------------------------             ------------------------------
     (State of incorporation)                          (IRS Employer ID No.)

     PO Box 788, Lexington SC                                 29071
------------------------------------             ------------------------------
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: 803-359-2594

Securities registered pursuant to Section 12 (b) of the Exchange Act:     None
                                                                       ---------

Securities registered pursuant to Section 12 (g) of the Exchange Act:
  Title of Class:    Common Stock, par value $.03 per share
                   -------------------------------------------

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

State issuer's revenues for its most recent fiscal year.     $18,916,086  .
                                                          ----------------

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $347,300 as of October 31, 2001, based on the average high and low sales price of $0.53 per share.

The number of shares outstanding of the registrant's common stock, as of October 31, 2001 was 1,630,696 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer's definitive proxy statement for the 2002 annual meeting of stockholders that will be filed no later than December 31, 2001.

PART I

Item 1.  Business

    (a)(b) General Development and Narrative Description of Business

           Glassmaster Company (the "Company") is a diversified manufacturer of thermoplastic and thermoset plastic materials, industrial controls, and electronics that produces and sells a broad range of product lines to customers across multiple industries. The Company classifies its business into two operating segments: Industrial Products, consisting of extruded synthetic monofilaments and pultruded fiberglass and composites and; Controls and Electronics, consisting of mechanical and electronic controls, electronic test equipment, and circuit boards. For segment and geographic information, see Note 11 of Notes to Financial Statements.

           The Company was founded in 1946 and incorporated under the laws of the State of South Carolina. The Company manufactured fiberglass pleasure boats until 1982 when, due to the cyclical nature of the pleasure boat business, the Company began to diversify into industrial-related manufacturing. During 1982 and 1983 the Company developed from within manufacturing facilities to produce extruded monofilaments and fiberglass antennas. In 1988, the Company purchased the industrial controls business to further diversify and expand its line of industrial-related products, and Glassmaster Controls Company, Inc. was formed. In 1989, the company discontinued the manufacture and sale of fiberglass boats.

           In recent years, the Company has expanded its product offerings to include electronic test equipment. The Amtest line of test equipment was acquired by Glassmaster Controls Company, Inc. in October, 1997. During the past three years the company has internally developed the capability to provide contract manufacturing services that produce customized electronic products, including circuit boards utilizing surface mount and through-hole technologies. The addition of electronic capabilities gives the company the ability to provide its existing customer base with more complete product solutions as well as entice new customers by offering vertically integrated, mechanical and electronic contract manufacturing.

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

           The Company's common stock was first offered to the public in 1959 and currently has approximately 1,140 stockholders. The Company's common stock is currently traded on the Over-the-Counter Bulletin Board (symbol: GLMA.OB).

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

The Company's Composites Division manufactures pultruded fiberglass (thermoset) and composite profiles that are used in the assembly of the Glassmaster Composite Modular Building System(TM). This product line is sold by in house sales efforts to original equipment manufacturers and distributors throughout North America.

CONTROLS AND ELECTRONICS

           The Company, through its wholly-owned subsidiary, Glassmaster Controls Company, Inc., located in Kalamazoo, Michigan, manufactures and assembles a wide range of industrial controls, including mechanical cable and wire assemblies, mechanical and electronic HVAC instrument panels, and circuit board-based electronic controls and modules. Industrial mechanical controls are used primarily in medium and large capacity trucks and to a lesser degree, automobiles, farm equipment, and recreational boats and are sold to original equipment manufacturers throughout North America by in-house sales efforts and commissioned manufacturers sales representatives. The Company manufactures and assembles the Amtest line of vehicle test equipment used by mechanics, rebuilders, fleets, and garages to analyze and repair automotive and truck engines and their related electronic devices. Amtest vehicle test equipment is sold by in-house sales efforts to distributors throughout North America. The company also offers custom circuit board design and contract assembly services that are sold by in-house sales efforts and manufacturers sales representatives primarily to original equipment manufacturers.

           The names "Glassmaster", "CompCore", "NYBRAD", and "Glassmaster Composite Modular Building System" are registered trademarks of the Company. The Company has applied for a U.S. Patent for its recently introduced product, the "Glassmaster Composite Modular Building System".

           The Company believes it is a significant competitor in the United States market for specialty monofilament products. While firm price competition can be experienced within some lines of the monofilament and electronic products, overall, the Company produces products which center on performance, engineering and customer service and it is these product lines which provide the Company with a stable revenue base. Sales and profitability growth are dependent to varying degrees upon favorable economic conditions and penetration into the industrial textile, and domestic truck manufacturing industries, as well as acceptance of recently introduced electronics and composites products. Unfavorable weather conditions can have an impact on monofilament trimmer line sales.

           Sales of the Company's industrial products are somewhat seasonal with sales to the lawn and garden care markets concentrated in the second and third quarters of the fiscal year (December - May). While some fluctuations in inventory levels will occur from time to time, the Company is not required to carry significant amounts of inventory to meet delivery requirements or to carry unusually large amounts of materials and supplies to insure itself of a continuous allotment of goods from suppliers. The Company does not provide extended payment terms to its customers in excess of those normally offered for these industries. Other than as described in Note 11 of Notes to Financial Statements, the dependence upon any one customer or small group of customers is not material. The Company currently offers no product or service requiring government approval and the effect of existing or probable government regulations on the operations of the Company is considered to be immaterial.

           At August 31, 2001, the order backlog was $2,058,787 compared to $1,948,006 at August 31, 2000.

           The Company has no full-time employees engaged in research and development activities, however, certain employees at each of the Company's manufacturing locations spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $425,000 in 2001 and $498,000 in 2000.

           No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

           The Company and its subsidiary furnished employment for approximately 189 persons at August 31, 2001 and 198 persons at August 31, 2000.

Item 2.  Properties

           General corporate offices, the monofilament manufacturing facilities (Plant I & II), and the Monofilament Division offices are located at 126 Glassmaster Road in Lexington, South Carolina. The total facility is composed of 170,000 square feet, and is owned by the Company in fee simple.

           The Company formerly operated its Composites Division offices and manufacturing plant at 71 Industrial Park Road in Newberry, South Carolina. The total facility is composed of 31,000 square feet and is owned by the Company in fee simple. During September and October, 2000, the company relocated its Composites Division operations to the Lexington, SC facility. The Newberry, SC facility is now on the market to be leased or sold.

           Glassmaster Controls Co., Inc. operates its industrial controls and electronics business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 109,000 square feet and is owned by the Company in fee simple.

           The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 2001 were as follows: Monofilament Plant - 65%; Composites Plant - 15%; Controls Plant - 40%.

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

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

(a)(1) The Company's common stock trades on the Over-the-Counter market Bulletin Board under the symbol GLMA.OB.

(a)(1)(ii) The table below sets forth the high and low sales price per share during each quarter in the last two years as quoted on the Over-the-Counter market Bulletin Board.

              Quarter Ending                   High              Low
              --------------                   ----              ---
              August 31, 1999                  $1.094           $1.094
              November 28, 1999                 1.156             .813
              February 27, 2000                 3.375             .250
              May 28, 2000                      2.500             .813
              August 31, 2000                   1.344            1.125
              December 3, 2000                  1.297             .969
              March 4, 2001                      .969             .688
              June 3, 2001                       .688             .510
              August 31, 2001                    .510             .400

Since September 1, 2001 and to the date of this report, the high and low sales price per share was $0.41 and $0.31, respectively.

   (b) There were 1,140 shareholders of record at October 31, 2001.

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

                                     PART II

Item 6.  Management's Discussion and Analysis

Review of Operations

                           Comparison of 2001 to 2000

    Consolidated sales for the fiscal year ended August 31, 2001 were $18.9 million compared to $21.5 million last year, a decrease in sales of 12.2%. The net loss for the year was $1,271,671, or $0.78 per share, compared to a net loss of $635,813, or $0.39 per share, last year.

    NET SALES. Industrial Products segment sales declined 19.6% to $12.7 million this year compared to $15.8 million in the prior year. Monofilament sales declined 19.4% versus last year primarily due to the contraction occurring in the manufacturing sector of the national economy, particularly in the second half of the fiscal year. Contributing to the decrease in monofilament sales were the loss of a large domestic customer due to competitive pricing issues, lower foreign shipments due to the strong U.S. dollar, and a continuing decline in specialty sewing thread and fishing line sales due to the impact of offshore competitive pressures on US producers. Partially mitigating these negative developments were new product sales realized from recently developed filaments for industrial original equipment manufacturers (OEM's), improved sales of Nybrad(TM) abrasive and unfilled filaments used in brushes, and selling price increases on selected product lines that were implemented during the second quarter. Monofilament sales are expected to improve in tandem with the economy during 2002 and as additional new product development efforts currently underway begin to generate revenue in the second and third quarters of the 2002 fiscal year. Sales of the Composites Modular Building System(TM) increased 85% this year versus last year but sales were well short of expectations for this product line. The company continues to search for additional distribution channels and marketing partners to increase composites sales.

    Controls and Electronics segment sales increased 8.4% this year compared to the prior year as an increase in electronic controls and circuit board sales more than offset a 14.5% decline in sales of non-electronic cable systems and control assemblies. Non-electronic sales have been negatively impacted by persistent weakness in the heavy truck and bus industry, which has experienced declining sales since the fourth quarter of 1999. Non-electronic sales were also impacted by the bankruptcy filing and eventual sale of Outboard Marine Corporation (OMC), one of Glassmaster Controls Company's largest customers. Bombardier subsequently purchased the related assets from OMC and shipments have since resumed, although at reduced levels. Sales of controls and electronics are expected to improve further in 2002 due to new electronic products and related circuit board contract manufacturing revenue. New product and engineering innovations already approved on new heavy truck production will also contribute to sales growth, particularly as the trucking industry begins to recover from its prolonged slump.

    GROSS PROFIT. Total gross profit declined 31% from $2.47 million last year, to $1.69 million during the 2001 fiscal year. The decline in gross profit is due to lower sales of monofilament, an unfavorable mix of product sales, increased fixed manufacturing costs at Controls as electronics production capabilities were expanded, and a reduction in the carrying values of certain inventories at both Controls and Composites. An improvement in gross profit during the 2002 fiscal year will be dependent upon; increased sales and production levels as well as a more favorable mix of products sold at monofilament; higher production volumes of circuit boards associated with new contract manufacturing services revenue at Controls; and the identification and implementation of further manufacturing cost reductions at all operating locations.

    EXPENSES. Total expenses increased 3.8% to $2.81 million this year versus the prior year total of $2.71 million. The increase in expenses this year is primarily due to higher costs associated with corporate employee benefits plans and an increase in the reserves for bad debt expense at Controls.

    INCOME FROM OPERATIONS. The loss from operations increased to $1,114,985 in the current year from a loss of $239,801 in the 2000 fiscal year. Lower sales and gross profit at Monofilament caused an overall decline in operating profit at the Industrial Products segment to $146,043 this year compared with $412,458 in the prior year to date period. The Controls and Electronics segment showed an operating loss for the 2001 fiscal year of $330,712 compared to a profit $121,097 in the prior year due to an unfavorable mix of products sold and non-cash charges associated with inventory and bad debt reserves.

    INTEREST EXPENSE. Interest expenses increased to $832,110 this year compared to $758,136 in the prior fiscal year. The increase in interest expense is primarily due to higher average borrowings to support working capital at Controls and the issuance and sale of $410,000 in subordinated convertible debentures.

    PROVISION FOR INCOME TAXES. The company has recognized a total benefit from income taxes in the current year of $675,424, compared with a benefit of $362,124 last year. The benefit recognized in the current and prior year relate primarily to deferred tax assets recognized as a result of federal and state net operating tax loss carry-forwards that will be used to offset future taxable income. The total deferred tax asset recognized in the balance sheet as of August 31, 2001 is $1,121,630. Utilization of this tax asset is dependent upon future taxable profits in excess of existing taxable temporary differences. Although the company has experienced net losses for the past three years, the asset has been recognized in its entirety because the company estimates the market value of its assets, if realized, would generate taxable gains in excess of the net operating loss carryovers. For further information, refer to Note 3 of the Notes to Financial Statements.

                           Comparison of 2000 to 1999
                      (Excerpted from the 2000 Form 10-KSB)

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

                      (Excerpted from the 2000 Form 10-KSB)

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

Liquidity and Capital Resources

   Cash provided (used) by operating activities was ($38,292) this fiscal year compared with ($281,085) during the prior year. The cash used by operating activities in the current year was due to the net loss incurred and a reduction in outstanding accounts payable trade credit. These negative cash flows were mostly offset by decreases in accounts receivable and inventories at Monofilament, due to a significant decline in sales and production during the last half of the fiscal year.

   Cash used by investing activities was $300,228 this year versus $625,901 last year. The decline is due to much lower capital spending this year compared with the prior year.

   Cash provided by financing activities was $247,704 in the current year compared to $970,710 in the prior fiscal year. The decline in cash provided by financing activities is due to net repayments on long term debt in the current year of $521,671, while in the prior fiscal year, proceeds from new long term debt exceeded repayments by $405,300 due to the financing of equipment at Controls and Monofilament. Also during the current year, officers short term notes payable totaling $410,00 were converted to long term debt when the company issued five year Subordinated Convertible Debentures.

   The Company has incurred recurring losses from operations during the past three fiscal years and as a result, is in violation of certain financial covenants contained in its primary lending agreements. These agreements currently provide for revolving working capital lines of credit and long term equipment and real estate financing for the company's industrial products segment in South Carolina and its controls and electronics segment in Michigan (through its wholly owned subsidiary, Glassmaster Controls Company, Inc.).

In South Carolina, indebtedness outstanding as of October 31, 2001 subject to the loan agreement includes $1,832,568 under the Revolving Working Capital Credit Line (total line of $2.5 Million), $250,000 under the Supplemental Working Capital Credit Line (total line of $300,00), and $3,988,226 under an Equipment and Real Estate Term Loan. The working capital credit lines are currently scheduled to mature on December 28, 2001. The company is in discussions with the lending institution involved to temporarily waive their rights under the loan agreement related to the covenant violations, revise certain loan covenants contained in the lending agreement going forward, and extend the working capital credit lines maturity dates. As of the date of this report the company and the lender had not reached an agreement on any of the necessary waivers or loan agreement revisions and there are no assurances that a satisfactory agreement can be reached. The company is confident that an acceptable agreement will be negotiated.

In the absence of an agreement on revised covenants and an extension of the working capital credit lines, the company would be required to find alternative sources of funding, which may be obtained through other secured lenders, additional equity investments, the sale of assets, or other extraordinary transactions. At this time the company has no agreement, arrangement, or understanding with any person or entity with respect to any such transaction and, if it should prove to be necessary, there is no assurance that a transaction could be negotiated on terms that would be acceptable.

In Michigan, indebtedness outstanding as of October 31, 2001 subject to the applicable loan agreement included $675,00 under the Working Capital Revolver (total line of $675,00), $250,000 under a Supplemental Working Capital Credit Line (total line of $250,00) and $912,850 under the Equipment and Real Estate Term Loan. On November 23, 2001 the lender agreed to provide up to an additional $255,00 in working capital by combining the two outstanding lines of credit ($675,000 and $250,000) into a single revolver with a total line of $1,150,000. The amount of indebtedness outstanding under the revolver will vary with fluctuations in accounts receivable and inventories. The lender also agreed to waive its rights under the loan agreement with respect to the covenant violations and has revised the financial covenants going forward. The lender has also indicated a willingness to extend the maturity date beyond January 31, 2002 if current financial projections are met.

Item 7.  Financial Statements

           Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 2001 and 2000 appear on pages 12 through 25, the Index to the Exhibits and Exhibits appear on pages 27 through 29, and the Report of Independent Auditors appears on page 26 of this report.

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

           Information for items 9-12 of this report appears in the Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on January 18, 2002 and is incorporated herein by reference.

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

              11              Statement re Computation of Per Share Earnings

              21              Subsidiaries of the Registrant

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 2001.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLASSMASTER COMPANY


By   /s/ Raymond M. Trewhella                By   /s/ Steven R. Menchinger
   ----------------------------------           -------------------------------
    Raymond M. Trewhella, CEO                   Steven R. Menchinger, Corporate
     (Principal Executive Officer)                   Controller and Treasurer
                                                  (Principal Financial Officer)
                                                  (Principal Accounting Officer)

Date      November 30, 2001                 Date       November 30, 2001
     --------------------------------            -------------------------------



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By   /s/ Stephen W. Trewhella               By    /s/ Raymond M. Trewhella
   ----------------------------------          --------------------------------
     Stephen W. Trewhella, Director             Raymond M. Trewhella, Director

Date      November 30, 2001                 Date       November 30, 2001
     --------------------------------            ------------------------------


By     /s/ H. D. Harrelson                  By     /s/ Melvin L. Chavis
   ----------------------------------          --------------------------------
       H. D. Harrelson, Director                  Melvin L. Chavis, Director

Date      November 30, 2001                 Date       November 30, 2001
     --------------------------------            ------------------------------


By       /s/ James F. Kane
   ----------------------------------
           James F. Kane, Director

Date      November 30, 2001
     ---------------------------------

                               GLASSMASTER COMPANY

                                  LEXINGTON, SC

                              FINANCIAL STATEMENTS

                   FISCAL YEARS ENDED AUGUST 31, 2001 AND 2000

                                                                Page No.
                                                                --------
          Balance Sheet .................................          12
          Statement of Stockholders Equity ..............          13
          Income Statement ..............................          14
          Statement of Cash Flows .......................          15
          Notes to Financial Statements .................          16-25

          Independent Auditor's Report ..................          26

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                  BALANCE SHEET
                            AUGUST 31, 2001 AND 2000


                                                              August 31, 2001                 August 31, 2000
                                                        --------------------------       --------------------------
Assets
------
Cash                                                                   $    99,205                      $   190,021
Accounts Receivable - Trade                             $2,928,654                       $3,404,922
Less: Allowance for Doubtful Accts                         113,803       2,814,841           53,050       3,351,872
                                                        ----------                       ----------
Accounts Receivable - Other                                                    682                           17,522
Inventories                                                              2,923,260                        3,172,858
Prepaid Expenses                                                            70,340                          174,957
Deferred Income Taxes                                                       39,759                           19,572
                                                                       -----------                      -----------
Current Assets                                                           5,948,097                        6,926,802
--------------

Fixed Assets (Net of Depreciation)
------------
   Manufacturing Property                                                4,961,733                        5,581,579

Other Assets                                                             1,409,002                          952,872
------------                                                           -----------                      -----------

Total Assets                                                           $12,318,832                      $13,461,253
------------                                                           ===========                      ===========


Liabilities
-----------
Accounts Payable                                                         2,210,222                        2,343,844
Accrued Expenses                                                           223,492                          208,326
Notes, Mortgages Payable - Current                                       3,719,543                        3,574,664
                                                                       -----------                      -----------
Current Liabilities                                                      6,153,257                        6,126,834
-------------------

Other Liabilities
   Notes, Mortgages and Debentures
     Payable - Long Term                                                 5,217,449                        5,114,622
                                                                       -----------                      -----------

Total Liabilities                                                       11,370,706                       11,241,456
-----------------

Stockholders' Equity
--------------------
Capital Stock (Authorized 5,000,000 Shares
   $.03 Par - 1,630,696 Shares Issued
   and Outstanding)                                       48,921                             48,921
Paid-In Capital                                        1,357,840                          1,357,840
Donated Capital                                          124,210                            124,210
Retained Earnings                                       (582,845)          948,126          688,826       2,219,797
                                                      -----------       ----------       ----------     -----------

Total Liabilities and Equity                                           $12,318,832                      $13,461,253
----------------------------                                           ===========                      ===========







               The accompanying notes to financial statements are
                      an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                        STATEMENT OF STOCKHOLDERS EQUITY
                   FISCAL YEARS ENDED AUGUST 31, 2001 AND 2000



                                                   August 31, 2001          August 31, 2000
                                                   ---------------          ---------------
Capital Stock:
--------------
   Balance - September 1                              $   48,921             $   48,921
   Proceeds from Sale of Shares
      Under Stock Option Plan
                                                      ----------             ----------
   Balance - August 31                                    48,921                 48,921
   -------------------                                ----------             ----------

Additional Paid In Capital:
---------------------------
   Balance - September 1                               1,357,840              1,357,840
   Proceeds from Sale of Shares
      Under Stock Option Plan
                                                      ----------             ----------
   Balance - August 31                                 1,357,840              1,357,840
   -------------------                                ----------             ----------

Donated Capital:                                         124,210                124,210
----------------                                      ----------             ----------

Retained Earnings:
------------------
   Balance - September 1                                 688,826              1,324,639
   Net Income (Loss)                                  (1,271,671)              (635,813)
   Common Stock Dividends Paid
                                                      ----------             ----------
   Balance - August 31                                  (582,845)               688,826
   -------------------                                ----------             ----------

Total Stockholders Equity                             $  948,126             $2,219,797
-------------------------                             ==========             ==========






               The accompanying notes to financial statements are
                      an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                                INCOME STATEMENT
                   FISCAL YEARS ENDED AUGUST 31, 2001 AND 2000


                                                                        August 31, 2001         August 31, 2000
                                                                        ---------------         ---------------
Sales                                                                     $18,916,086             $21,546,782
-----
  Cost of Sales                                                            17,223,701              19,081,495
                                                                          -----------             -----------

Gross Profit on Sales                                                       1,692,385               2,465,287
---------------------

Expenses
--------
  Selling Expense                                                             931,076               1,118,767
  General and Administrative and Other Expense                              1,810,500               1,575,583
  Provision for Doubtful Accounts                                              65,794                  10,738
                                                                          -----------             -----------
      Total Expenses                                                        2,807,370               2,705,088
                                                                          -----------             -----------

Income (Loss) from Operations                                              (1,114,985)               (239,801)
-----------------------------

  Interest Expense                                                            832,110                 758,136
                                                                           ----------             -----------

Income (Loss) Before Income Taxes                                          (1,947,095)               (997,937)
---------------------------------

Provision for Income Taxes
--------------------------
  Current                                                                                              12,271
  Deferred                                                                   (675,424)               (374,395)
                                                                          -----------             -----------
      Total - Provision for Income Taxes                                     (675,424)               (362,124)
                                                                          -----------             -----------

Net Income (Loss)                                                         $(1,271,671)            $  (635,813)
-----------------                                                         ===========             ===========


Earnings (Loss) Per Common Share
  (Basic and Diluted)

  Income from Continuing Operations                                       $      (.78)             $     (.39)
  ---------------------------------                                       ===========            ============

  Net Income (Loss) Per Share                                             $      (.78)             $     (.39)
  ---------------------------                                             ===========            ============



               The accompanying notes to financial statements are
                      an integral part of this statement.

                               GLASSMASTER COMPANY
                                  LEXINGTON SC
                             STATEMENT OF CASH FLOWS
                   FISCAL YEARS ENDED AUGUST 31, 2001 AND 2000


                                                             August 31, 2001   August 31, 2000
                                                             ---------------   ---------------
Cash Flows From Operating Activities
------------------------------------
   Net Income (Loss)                                           $(1,271,671)      $  (635,813)
   Adjustments to Reconcile Net Income to Net Cash
    Provided (Used) by Operating Activities:
      Depreciation & Amortization                                  920,016           855,435
      Increase (Decrease) in Deferred Income Taxes                (675,424)         (374,395)
      (Loss) Gain on Sale of Assets                                 16,299             6,884
      (Increase) Decrease in CSV Life Insurance                    182,867           (50,133)
    Changes in Operating Assets and Liabilities:
         Accounts Receivable Decrease (Increase)                   537,027          (675,517)
         Accounts Receivable-Other Decrease (Increase)              16,841           127,361
         Inventories Decrease (Increase)                           249,597          (347,555)
         Prepaid Expenses Decrease (Increase)                      104,616           (87,090)
         Income Tax Refund Receivable Decrease (Increase)                             83,515
         Accounts Payable Increase (Decrease)                     (157,925)          905,684
         Accrued Expenses Increase (Decrease)                       39,465           (89,461)
         Income Taxes Payable Increase (Decrease)
                                                               -----------       -----------

   Net Cash Provided (Used) by Operating Activities                (38,292)         (281,085)
                                                               -----------       -----------

Cash Flows From Investing Activities
------------------------------------
   Cash Payments for the Purchase of Fixed Assets                 (293,552)         (704,975)
   Cash Payments for Deferred Charges                             (110,609)          (38,735)
   Cash Proceeds from the Sale of Property                          22,000
   Cash Advanced from Cash Surrender Value Life Insurance          134,299           174,681
   Premiums Paid for Cash Surrender Value Life Insurance           (52,366)          (56,872)
                                                               -----------       -----------

   Net Cash Provided (Used) by Investing Activities               (300,228)         (625,901)
                                                               -----------       -----------

Cash Flows From Financing Activities
------------------------------------
   Proceeds From Issuance of Common Stock
   Proceeds From Issuance of Short-term Debt                     1,265,000           300,000
   Proceeds From Issuance of Long-Term Debt                        475,984         1,463,501
   Proceeds From Issuance of Debentures                            410,000
   Principal Payments on Short-Term Debt                          (750,000)         (250,000)
   Principal Payments on Long-Term Debt                           (997,655)       (1,058,201)
   Net Borrowings (Repayments) Under Line of Credit               (155,625)          515,410
                                                               -----------       -----------

   Net Cash Provided (Used) by Financing Activities                247,704           970,710
                                                               -----------       -----------

Net Increase (Decrease) in Cash                                    (90,816)           63,724
-------------------------------

Cash at Beginning of Year                                          190,021           126,297
-------------------------                                      -----------       -----------

Cash at End of Year                                            $    99,205       $   190,021
-------------------                                            ===========       ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
   Cash Paid For:
     Interest (Net of Amount Capitalized)                      $   816,003       $   752,052
     Income Taxes Paid



               The accompanying notes to financial statements are
                      an integral part of this statement.

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


Note 1.         Summary of Significant Accounting Policies

                Description of Business

                        Glassmaster Company is a manufacturer and supplier of
                extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products and composites. Glassmaster Controls Company, Inc., its wholly owned subsidiary, designs, manufactures, and assembles a wide range of electronic and mechanical industrial controls and electronic testing equipment. Information about the Company's business operating segments is presented in more detail in Note 11.

                Use of Estimates

                        The preparation of financial statements in conformity
                with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                Principles of Consolidation

                        The consolidated financial statements for the year ended
                August 31, 2001 and 2000, include the accounts of Glassmaster Company and its wholly owned subsidiary, Glassmaster Controls Company, Inc. which was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material intercompany transactions have been eliminated.

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

                Accounts Receivable and Allowances

                        Accounts receivable are the result of the Company's
                sales activities. The company provides an allowance for losses on trade receivables based on a review of its past collection history. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $113,803 and $53,050 for the years ended August 31, 2001 and 2000, respectively.

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



Note 1.         Summary of Significant Accounting Policies (Cont'd)

                Inventories

                        The method of determining the amount of inventories is
                the lower of cost or market on a first-in, first-out basis.

                        Inventories as shown on the Balance Sheet are classified
                below:

                                                        2001                2000
                                                        ----                ----
                    Materials                       $ 1,775,663         $ 1,583,936
                    Work in Process                     421,079             486,191
                    Finished Products                   726,518           1,102,731
                                                    -----------         -----------

                    Total                             2,923,260           3,172,858
                                                    ===========         ===========

                Advertising

                        The company follows the policy of charging the costs of
                advertising to expense as incurred. Advertising expense was $67,887 and $100,348 for the years ended August 31, 2001 and 2000, respectively.

                Research and Development

                        Research and development costs are charged to expense as
                incurred. The costs incurred for the years ended August 31, 2001 and 2000 were $424,703 and $498,609, respectively. Those costs have generally been charged to cost of good sold.

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

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



Note 2.         Fixed Assets (Cont'd)

                        The provision for depreciation charged against income
                for the fiscal years ended August 31, 2001 and 2000, totaled $875,190 and $836,268, respectively. The company computes depreciation using the straight line method over the estimated useful lives of the assets as indicated below. The company utilizes applicable accelerated methods for tax purposes.

                                                                                                      Estimated
                                                            2001                2000                 Useful Lives
                                                            ----                ----                 ------------
                 Land                                  $     190,274        $    190,274                  N/A
                 Buildings                                 3,843,757           3,836,361             30 to 40 years
                 Furniture and Fixtures                      494,172             487,743              5 to 7 years
                 Automotive Equipment                        151,689             245,184              3 to 5 years
                 Plant Equipment                           7,452,424           7,237,590              7 to 10 years
                 Tooling & Dies                              742,713             700,078              3 to 5 years
                                                       -------------        ------------
                 Total                                    12,875,029          12,697,230
                 Less:
                 Accumulated Depreciation                 (7,913,296)         (7,115,651)
                                                       -------------        ------------
                 Fixed Assets, net                         4,961,733           5,581,579
                                                       =============        ============


Note 3.         Income Taxes

                        Components of the provision (benefit) for income taxes
                on continuing operations are shown below:

                                                  2001                               2000
                                                  ----                               ----
                                      Current            Deferred           Current         Deferred
                                      -------            --------           -------         --------
                  Federal                               $(611,590)          $ 12,271       $(308,276)
                  State                                   (63,834)                           (66,119)
                                    ------------        ---------           --------       ---------
                  Total                                  (675,424)            12,271       $(374,395)
                                    ============        =========           ========       =========



                The principal elements accounting for the difference between the statutory federal income tax rate and the effective rates are:

                                                                 2001             2000
                                                                 ----             ----
                  Expected tax at statutory rates               $   0            $     0
                  Refund of tax due to NOL carryback                              12,271
                                                                -----            -------
                  Current Tax Provision                                           12,271
                                                                =====            =======


                        For South Carolina tax purposes a net operating loss
                carry-forward of $4,476,422 is available for future periods. The carry-forward will expire in the year ended August 31, 2016. For Federal tax purposes, the corporation sustained net operating losses of $1,586,592 and $958,771 for the years ended August 31, 2001 and 2000 respectively. The Company has net operating loss carryforwards of $3,976,050 available for future periods and will expire in the year ended August 31, 2021.

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



Note 3.         Income Taxes - (Cont'd)

                        For income tax reporting, an Alternative Minimum Tax
                credit of $28,697 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.

                        The net deferred tax assets and liabilities consisted of
                the following components as of August 31, 2001 and 2000.

                                                                       2001                2000
                                                                       ----                ----
                  Deferred Tax Assets Relating to:
                      Allowance for Doubtful Accounts              $      39,759       $      19,572
                      Alternative Minimum Tax Credit                      28,697              28,697
                      Federal and State NOL carryforwards              1,578,265             965,831
                  Deferred Tax Liabilities Relating to:
                      Property and Equipment                            (525,091)           (567,894)
                                                                   -------------       -------------

                  Net Deferred Tax Asset (Liability)                   1,121,630             446,206
                                                                   =============       =============

                The components giving rise to the deferred tax assets and liability described above have been included in the accompanying balance sheet as of August 31, 2001 and 2000 as follows:

                                                               2001              2000
                                                               ----              ----
                  Current Assets                            $   39,759         $  19,572
                  Other Assets                               1,081,871           426,634

                Utilization of the deferred tax asset of $1,121,630 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there have been reported losses for the past three years, the asset has been recognized because the Company estimates the market value of the Company's assets, if realized, would generate gains in excess of the net operating loss carryovers. The Company still plans to return to profitability and to utilize the deferred tax assets on future income from operations. For further information on the Company's plans for future operations, see note 12.

Note 4.         Other Assets

                   Other assets are composed of the following:

                                                                    2001             2000
                                                                    ----             ----
                   CSV Life Insurance                            $  175,337       $ 440,139
                   Deferred Tax Assets                            1,081,871         426,634
                   Loan Fees, net of Amortization                    58,034          46,223
                   Other                                             93,760          39,876
                                                                 ----------       ---------

                   Total                                          1,409,002         952,872
                                                                 ==========       =========

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



Note 5.         Financial Instruments

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

Note 6.         Notes, Mortgages, & Debentures Payable

                        Substantially all property, plant and equipment and a
                portion of CSV Life Insurance are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it's subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the company and $675,000 for the company's subsidiary. The balances as of August 31, 2001 were $1,778,382 and $675,000 and the balances as of August 31, 2000 were $1,934,006 and $410,000. These credit agreements are subject to renegotiation and renewal and will expire December 31, 2001 and January 29, 2002.

                        Special provisions of the loan agreements restrict
                payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The company was in violation of several of the non-monetary loan covenants as of August 31, 2001. The primary lender for the controls and electronics segment has waived the current non-monetary covenant violations for the current year and has adjusted the non-monetary covenants as part of a renewed financing package. The company and the primary lender for the industrial products segment are in discussions concerning the financing package that is currently set to expire as of December 31, 2001.

                        The Company approved the issuance of debentures
                convertible to shares of common stock of the company at the rate of $3 per share. The debentures have a maturity date of December 30, 2005 and bear interest at 10.5% per annum. The debentures can be converted to stock at anytime.

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


Note 6.         Notes and Mortgages Payable (Cont'd)

                The following table sets forth the Company's indebtedness as of August 31, 2001 and 2000.


                                                                     2001                              2000
                                                          --------------------------        --------------------------
                                                           Current        Long-Term           Current       Long-Term
                                                          ----------      ----------        ----------      ----------
           Mortgages, interest from 8.15% to
           8.68% fixed, maturities to 2008                $  353,430      $4,119,796        $  466,323      $4,363,795

           Notes, interest from prime + .5% to
           prime + 1.25%, due within 1 year                2,953,384                         2,344,007

           Installment Notes, interest from
           6.5% to prime + 1%, maturities to
           2002                                              162,729         687,653           264,334         750,827

           Debentures, interest  10.5%, due
           12/30/05, convertible to common
           stock @ $3 per share                                              410,000

           Notes from Individuals, interest
           10%, maturities within 12 months                  200,000                           200,000

           Notes from Officers, interest 10%,
           due within 1 year                                  50,000                           300,000
                                                          ----------      ----------        ----------      ----------

           Total                                           3,719,543       5,217,449         3,574,664       5,114,622
                                                          ==========      ==========        ==========      ==========

                        The Prime interest rate was 6.50% and 9.50% for the
                years ended August 31, 2001 and 2000 respectively.

                        The principal maturities on the notes and mortgages
                payable over the next five years is as follows:

                                Fiscal Year Ending                Amount
                                ------------------                ------
                                       2002                     $ 3,719,543
                                       2003                         996,387
                                       2004                         663,923
                                       2005                         731,918
                                       2006                       1,061,920
                                    After 2007                    1,763,301
                                                                -----------

                                      Total                       8,936,992
                                                                ===========

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



Note 7.         Leases

                        The Company entered into an operating lease for various
                pieces of equipment on August 19, 1997. The lease calls for monthly payments of $11,171 for a period of sixty months. Future minimum lease payments under the lease are as follows:

                          Fiscal Year Ending                        Amount
                          ------------------                       --------
                                 2002                              $122,881
                                                                   --------

                                Total                              $122,881
                                                                   ========


Note 8.         Stock Options

                        The Company has an incentive stock option plan. Under
                the plan the Company may grant options for up to 260,000 shares of common stock. Options granted under the plan become exercisable at varying percentages from date of grant through expiration, either at termination of employment or ten years after date of grant. The exercise price of each option is equal to the market price of the company's stock on the date of grant. The exercise prices for the options range from $0.85 to $4.00.

                        Following is a summary of the status of the incentive
                stock options for the years ended August 31, 2001 and 2000:

                                                                  2001                              2000
                                                         -------------------------       -------------------------
                                                                          Weighted                        Weighted
                                                                          Average                          Average
                                                         Number of        Exercise       Number of        Exercise
                                                           Shares          Price          Shares            Price
                                                         ---------        --------       ---------        --------
      Outstanding-Beginning of Year                        24,400         $  3.51         33,700           $  3.34
      Granted                                              83,000             .85
      Exercised
      Forfeited                                            (7,100)           3.15         (9,300)             3.43
                                                          -------         -------         ------           -------
      Outstanding-End of Year                             100,300            1.33         24,400              3.51
                                                          =======         =======         ======           =======

                        Following is a summary of the status of the incentive
                options outstanding at August 31, 2001:

                                             Outstanding Options                                Exercisable Options
                           ---------------------------------------------------------           ---------------------
                                                           Weighted
                                                            Average         Weighted
                                                           Remaining         Average
                           Exercise                       Contractual       Exercise                        Exercise
                            Price           Number            Life           Price             Number         Price
                            -----           ------            ----           -----             ------         -----
                           $  1.00           2,000           1 years        $  1.00             4,000        $  1.00
                              4.00          15,300           3 years           4.00            20,400           4.00
                               .85          83,000          10 years            .85                --            .85

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


Note 9.         Earnings Per Share

                        The weighted average number of shares used in the
                computation of basic and diluted earnings per common share were 1,630,696 in 2001 and 2000. Options on 100,300 and 24,400 shares of common stock as of August 31, 2001 and 2000 respectively were not included in computing diluted earnings per share because their effects were antidilutive.

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

                        The amount of expense charged to operations was $36,693
                for the year ended August 31, 2001 and $52,460 for 2000.

Note 11.        Business Segments

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

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000


Note 11.        Business Segments (Cont'd)

                        Included in the tables below is relevant financial data
                provided by each reportable segment. The amounts shown in the Other column are generally those expenses and assets which are associated with the Company's corporate headquarters and other entity wide expenses which have not been included in segment information.

                                                                        Year Ended August 31, 2001
                                                       ---------------------------------------------------------------
                                                       Industrial       Controls &
                                                        Products        Electronics         Other             Total
                                                       ----------       ----------       ----------        -----------
                  Segment Assets                       $6,570,348       $4,056,715       $1,691,769        $12,318,832
                  Expenditures for
                  Segment Assets                           25,171          259,465            8,917            293,553
                  Depreciation and
                    Amortization                          577,100          298,090           44,826            920,016
                  Research and
                  Development                             353,182           49,189                             402,371
                  Revenues from
                   External Customers                  12,730,065        6,186,021                          18,916,086
                  Segment Profit (Loss)                   146,043         (330,712)        (930,316)        (1,114,985)
                  Interest Expense                                                                             832,110
                                                                                                           -----------
                  Income (Loss) Before Income Taxes                                                         (1,947,095)
                                                                                                           ===========



                                                                            Year Ended August 31, 2000
                                                         ----------------------------------------------------------------
                                                         Industrial       Controls &
                                                          Products        Electronics          Other             Total
                                                         -----------       ----------       ----------        -----------
                  Segment Assets                         $ 8,107,502       $3,941,836       $1,411,915        $13,461,253
                  Expenditures for Segment
                    Assets                                   349,363          363,972           14,522            727,857
                  Depreciation and
                    Amortization                             540,678          277,313           37,444            855,435
                  Research and Development                   470,930           27,679                             498,609
                  Revenues from
                   External Customers                     15,840,246        5,706,536                          21,546,782
                  Segment Profit (Loss)                      412,458          121,097         (773,356)          (239,801)
                  Interest Expense                                                                                758,136
                                                                                                              -----------
                  Income (Loss) Before Income Taxes                                                              (997,937)
                                                                                                              ===========

                            GLASSMASTER COMPANY, INC.
                            LEXINGTON, SOUTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2001 AND 2000



Note 11.        Business Segments (Cont'd)
                Geographic Information

                                                                                   Year Ended August 31, 2001
                                                                      -------------------------------------------------

                                                                                                             Long-Lived
                                                                        Revenues         Total Assets          Assets
                                                                      -----------        ------------        ----------
                United States                                         $15,838,530        $12,318,832         $4,961,733
                Other Foreign Countries                                 3,077,556

                                                                                   Year Ended August 31, 2000
                                                                      -------------------------------------------------

                                                                                                             Long-Lived
                                                                       Revenues          Total Assets          Assets
                                                                      -----------        ------------        ----------
                United States                                         $17,676,605        $13,461,253         $5,581,579
                Other Foreign Countries                                 3,870,177

                        Revenues in the above schedule are attributed to
                countries based on the location of the customer.

                Major Customer

                        Revenues from one customer of Glassmaster Company's
                Controls and Electronics segment represented approximately $1,382,840 and $1,913,486 of the Company's consolidated revenues for the years ended August 31, 2001 and 2000, respectively.

 Note 12.       Going Concern

                        As shown in the accompanying financial statements, the
                Company has incurred recurring losses from operations, and as of August 31, 2001, the Company's current liabilities exceeded its current assets by $205,160. Its total liabilities of $11,370,706 exceed its total Assets of $12,318,832 less deferred tax assets of $1,121,630 by $173,504. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has instituted cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company's management may pursue possible sales of assets and product lines or pursue affiliations with other companies to sustain operations until current sales levels of existing products and known sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability.

                        Management and the primary lender for the industrial
                products segment are in negotiations concerning the current financing package set to expire on December 31, 2001. Management is confident that a new agreement with the current primary lender or another institution will be reached to insure a stable operating environment.

                        The accompanying financial statements do not include any
                adjustments that might be necessary if the Company is unable to continue as a going concern.

                          Independent Auditor's Report

The Board of Directors
Glassmaster Company
126 Glassmaster Road
Lexington, S.C.  29072

        We have audited the accompanying consolidated balance sheets of Glassmaster Company and subsidiary as of August 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glassmaster Company and subsidiary as of August 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company and its subsidiary will continue as a going concern. As discussed in
Note 12 to the financial statements, the Company and its subsidiary has suffered recurring losses from operations and does not have sufficient tangible equity capital to sustain operations for the next year, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

November 10, 2001

                                  Exhibit Index

Exhibit No.                              Exhibit                                        Sequential Page No.
-----------                              -------                                        -------------------
    3.1        Amended and Restated Certificate of Incorporation of the Company,
               filed as Exhibit 3.1 to Form 10-K for the year ended August 31,
               1991 and incorporated herein by reference.                                       --

    3.2        Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated
               herein by reference.                                                             --

   10          Amended and restated Glassmaster Company 1992 Incentive Stock
               Option Plan, filed as exhibit 10 to Form 10-KSB for the year
               ended August 31, 1993 and incorporated herein by reference.                      --

   11          Computation of Earnings Per Share for two years ended August 31, 2001
               and 2000.                                                                        --

   21          Subsidiaries of the Company.                                                     --