Form 10QSB
period 2001-12-02
GLASSMASTER CO
filed 2002-01-17
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended    December 2, 2001   .
                                        ----------------------

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

Common shares outstanding December 2, 2001:       1,630,696 par value $0.03
                                              ----------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                         December 2, 2001             August 31, 2001
                                                         ----------------             ---------------
                                                            (Unaudited)
                           ASSETS
                           ------
Current Assets:
---------------
   Cash                                                              $    28                      $   99
   Accounts Receivable (Net of Reserve)                                2,945                       2,815
   Other Current Receivables                                               0                           1
   Inventories:
      Raw Materials                                   $ 1,958                       $ 1,776
      Work in Process                                     476                           421
      Finished Products                                   811          3,245            726        2,923
                                                      -------                       -------
   Prepaid Expenses and Other Current Assets                             228                         110
                                                                     -------                     -------
               Total Current Assets                                    6,446                       5,948

Fixed Assets (Net of Dep'n)
------------
   Property and Equipment (at cost)                                    4,814                      4,962

Other Assets
------------
   CSV Life Insurance, Deferred Tax Assets
     and Other Unamortized Assets                                      1,388                       1,409
                                                                     -------                     -------

Total Assets                                                         $12,648                     $12,319
------------                                                         =======                     =======

             LIABILITIES AND STOCKHOLDERS EQUITY
             -----------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                                  $ 2,726                     $ 2,210
   Accrued Expenses                                                      258                         223
   Notes & Mortgages Payable                                           3,900                       3,720
                                                                     -------                     -------
               Total Current Liabilities                               6,884                       6,153

Long Term Liabilities
---------------------
   Notes, Mtges, and Debentures Due After One Year                     5,236                       5,217
                                                                     -------                     -------

Total Liabilities                                                     12,120                      11,371
-----------------

Stockholders' Equity
--------------------
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,696 (2002), 1,630,696 (2001)
      Shares Issued and Outstanding                   $    49                       $    49
   Paid-In Capital                                      1,358                         1,358
   Donated Capital                                        124                           124
   Retained Earnings                                   (1,003)           528           (583)         948
                                                      -------        -------        -------      -------

Total Liabilities and Equity                                         $12,648                     $12,319
----------------------------                                         =======                     =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                                    Three Months Ended
                                                     December 2, 2001                 December 3, 2000
                                                     ----------------                 ----------------
Net Sales                                                 $ 4,229                          $ 4,589
   Cost of Sales                                            3,915                            4,138
                                                          -------                          -------
Gross Profit                                                  314                              451

Costs and Expenses:
   Selling                                                    185                              238
   General and Administrative                                 240                              211
   Other Income and Expense - Net                             132                              184
                                                          -------                          -------
Total Costs and Expenses                                      557                              633

Income (Loss) From Operations                                (243)                            (182)
   Interest Expense                                           177                              214
                                                          -------                          -------

Income (Loss) Before Income Taxes                            (420)                            (396)
   Income Taxes                                                 0                                0
                                                          -------                          -------


Net Income (Loss)                                         $  (420)                         $  (396)
                                                          =======                          =======


Net Income (Loss) Per Share (1,630,696 Shares)              (0.26)                           (0.24)
  (Basic and Diluted)


Dividends Paid Per Share                                  $  0.00                          $  0.00
                                                          =======                          =======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)

                                                                            Three Months Ended
                                                               December 2, 2001            December 3, 2000
                                                               ----------------            ----------------
Cash Flows From Operating Activities
------------------------------------
   Net Income                                                      $  (420)                    $  (396)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                                     188                         205
      Amortization                                                      14                           5
      Increase in Deferred Income Taxes                                  0                           0
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                             28                         310
         Decrease (Increase) in Inventories                           (322)                       (527)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                                       (117)                        (77)
         Increase (Decrease) in Accounts Payable                       460                         (52)
         Increase (Decrease) in Accrued Expenses                         8                         (16)
                                                                   -------                     -------
Net Cash Provided (Used) By Operating Activities                      (161)                       (548)
                                                                   -------                     -------

Cash Flows From Investing Activities
------------------------------------
   Additional Investment in Fixed Assets                                39                         199
   Additional Investment in Other Assets                                (6)                         68
                                                                   -------                     -------
Net Cash Used By Investing Activities                                   33                         267
                                                                   -------                     -------

Cash Flows From Financing Activities
------------------------------------
   Proceeds from Exercise of Stock Options                               0                           0
   Proceeds from Short-Term Borrowings                                   0                         200
   Repayment of Short-Term Borrowings                                   (1)                        (56)
   Proceeds from Long-Term Obligations                                   0                         100
   Repayment of Long-Term Obligations                                  (66)                       (173)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                                   190                         568
                                                                   -------                     -------
Net Cash Provided (Used) By Financing Activities                       123                         639
                                                                   -------                     -------

Net Increase (Decrease) In Cash                                        (71)                       (176)

Cash At Beginning of Period                                             99                         190
                                                                   -------                     -------

Cash At End of Period                                              $    28                     $    14
                                                                   =======                     =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)                         $   179                     $   196
      Income Taxes                                                       0                           0

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 2, 2001 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001. Certain prior year amounts may have been reclassified to conform with the 2002 presentation.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

         Consolidated sales for the first quarter ended December 2, 2001 (2002 fiscal year) were $4,228,809, a decrease of 7.8% when compared to sales of $4,588,711 during the first quarter of the 2001 fiscal year. Monofilament sales declined by 13.5% this year versus the prior year period due to further contraction in the manufacturing sector of the national economy that was exacerbated by the September 11th terrorist attacks. Positive trends in order patterns have recently become apparent and a few of the larger industrial customers are beginning to push through product evaluation and approval projects that had been delayed. Monofilament sales are expected to improve during the next two fiscal quarters. Glassmaster Controls Company sales increased by 3.2% due to much higher sales of electronic assemblies and circuit boards. The increased sales of electronic products was mostly offset by a further decline in sales of steel wire cable assemblies and molded plastic control panels that are used primarily in the production of medium and heavy duty trucks and buses. The remainder of this fiscal year should see further growth in electronic product sales and a continuation of slow sales in non-electronic products.

         Gross profit realized during the first quarter declined to $314,216, or 7.4% of sales, from $450,747, or 9.8% of sales, in the year ago first quarter. The decrease in gross profit is due to lower sales at Monofilament and a shift in the product mix at Controls to lower margin electronic product sales. It is anticipated that gross profits will increase during the remainder of the fiscal year as the level of orders and throughput at Monofilament improves and higher rates of utilization on electronic production equipment at Controls are realized.

         Selling, G&A, and Other Income and Expenses (Net) declined from $632,958, or 13.8% of sales, during the prior year first quarter, to $556,832, or 13.2% of sales in the current year period. The decrease is due to lower variable selling expenses resulting from the decline in sales, lower corporate expenses due to payroll and other cost reductions, and the recognition of other income from the lease of the Newberry, SC facility and tooling sales at Controls. These benefits were partially offset by higher costs associated with the company employee health care plan.

         Interest expense totaled $177,453 during this year's first quarter compared with $213,912 last year, a decrease of 17%. The decrease in interest expense is attributable to lower interest rates and slightly lower average borrowings outstanding.

         Income (Loss) before income taxes was ($420,069) during the current year first quarter compared with ($396,123) in the year ago quarter.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($160,874) during the first quarter of the 2002 fiscal year compared with ($548,369) during the prior year first quarter. The improvement in cash provided from operating activities is primarily due to lower inventories at Monofilament resulting from reduced sales and production volumes coupled with an increase in trade credit outstanding.

         Cash used by investing activities during the first quarter was $32,830 compared to $266,792 in the year ago quarter. Much lower purchases of equipment at Controls this year compared with the prior year period, when electronics production equipment was acquired, accounts for the decrease. No new material capital expenditures are currently planned.

         Net cash provided by financing activities declined to $122,916 in the current year first quarter versus $639,493 last year. A much smaller increase in short term borrowings under the company's working capital revolving lines of credit this year compared to the prior year period accounts for the decrease in cash provided by financing activities.

         As discussed more fully in the company's Form 10-KSB filing for the fiscal year ended August 31, 2001, the company is in violation of certain non-monetary covenants that are included in its primary lending agreement. This agreement provides for substantially all debt financing relative to the industrial products segment operations in South Carolina, including both short term revolving lines of credit used for working capital and long-term real estate and equipment loans. The working capital lines of credit matured on December 28, 2001.

         The company has asked its lender to temporarily extend the maturity dates of the loans involved while the company seeks additional sources of equity and or debt capital. As of the date of this filing, the lender has not yet agreed to the company's request to extend the maturities of the loans although the credit lines continue to be funded during the interim.

         The company has incurred several quarterly operating losses during the last three years. These recurring losses have eroded the capital base of the company. Management has moved aggressively in recent months to reduce manufacturing costs and corporate overhead, exit unprofitable lines of business, and restructure operations to enable the company to return to profitability. In addition, the company has recently retained Colebrooke Capital, Inc., a New York investment banking firm, to assist the company in its efforts to raise equity capital and to explore additional financial restructuring strategies.







                           PART II - OTHER INFORMATION



Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits.

                  None.

         b)       Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended December 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GLASSMASTER COMPANY
                                  LEXINGTON, SC



Date      January 17, 2002                       /s/ Raymond M. Trewhella
     --------------------------                  -------------------------------
                                                 Raymond M. Trewhella
                                                 (CEO and Chairman of the Board,
                                                 Principal Executive Officer)



Date      January 17 2002                        /s/ Steven R. Menchinger
     --------------------------                  -------------------------------
                                                 Steven R. Menchinger
                                                 (Treasurer, Controller, and
                                                 Principal Financial Officer)