Form 10QSB
period 2002-03-03
GLASSMASTER CO
filed 2002-04-17
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended    March 3, 2002   .
                                        -------------------

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

Common shares outstanding March 3, 2002:       1,630,696 par value $0.03
                                           ---------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                              March 3, 2002                August 31, 2001
                                                         -----------------------        --------------------
                                                               (Unaudited)

                      ASSETS
                      ------
Current Assets:
---------------
   Cash                                                                  $    75                     $    99
   Accounts Receivable (Net of Reserve)                                    2,399                       2,815
   Other Current Receivables                                                 131                           1
   Inventories:
      Raw Materials                                      $ 1,705                        $1,776
      Work in Process                                        495                           421
      Finished Products                                      655           2,855           726         2,923
                                                         -------                        ------
   Prepaid Expenses and Other Current Assets                                 207                         110
                                                                         -------                     -------
               Total Current Assets                                        5,667                       5,948

Fixed Assets (Net of Dep'n)
------------
   Property and Equipment (at cost)                                        4,647                       4,962

Other Assets
------------
   CSV Life Insurance, Deferred Tax Assets
   and Other Unamortized Assets                                            1,208                       1,409
                                                                         -------                     -------

Total Assets                                                             $11,522                     $12,319
------------                                                             =======                     =======

        LIABILITIES AND STOCKHOLDERS EQUITY
        -----------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                                      $ 2,098                     $ 2,210
   Accrued Expenses                                                          152                         223
   Notes & Mortgages Payable                                               3,813                       3,720
                                                                         -------                     --------
               Total Current Liabilities                                   6,063                       6,153

Long Term Liabilities
---------------------
   Notes, Mtges, and Debentures Due After One Year                         5,084                       5,217
                                                                         -------                     -------

Total Liabilities                                                         11,147                      11,371
-----------------

Stockholders' Equity
--------------------
   Capital Stock (Authorized 5,000,000 Shares $0.03
      Par -  1,630,696 (2002), 1,630,696 (2001)
      Shares Issued and Outstanding                      $    49                        $   49
   Paid-In Capital                                         1,358                         1,358
   Donated Capital                                           124                           124
   Retained Earnings                                      (1,156)            375          (583)          948
                                                         -------         -------        ------       -------

Total Liabilities and Equity                                             $11,522                     $12,319
----------------------------                                             =======                     =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                     Three Months Ended
                                             March 3, 2002        March 4, 2001
                                             -------------        -------------

Net Sales                                       $ 4,292               $5,266
   Cost of Sales                                  3,795                4,380
                                                -------               ------
Gross Profit                                        497                  886

Costs and Expenses:
   Selling                                          183                  242
   General and Administrative                       216                  223
   Other Income and Expense - Net                    89                  197
                                                -------               ------
Total Costs and Expenses                            488                  662

Income From Operations                                9                  224
   Interest Expense                                 163                  220
                                                -------               ------

Income (Loss)Before Income Taxes                   (154)                   4
   Income Taxes                                       0                    0
                                                -------               ------


Net Income (Loss)                               $  (154)              $    4
                                                =======               ======


Net Income (Loss) Per Share (1,630,696 Shares)    (0.09)               (0.00)
  (Basic and Diluted)

Dividends Paid Per Share                        $  0.00               $ 0.00
                                                =======               ======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                       Six Months Ended
                                               March 3, 2002       March 4, 2001
                                               -------------       -------------

Net Sales                                         $ 8,521             $ 9,855
   Cost of Sales                                    7,710               8,518
                                                  -------             -------
Gross Profit                                          811               1,337

Costs and Expenses:
   Selling                                            368                 479
   General and Administrative                         456                 434
   Other Income and Expense - Net                     220                 382
                                                  -------             -------
Total Costs and Expenses                            1,044               1,295

Income (Loss) From Operations                        (233)                 42
   Interest Expense                                   340                 434
                                                  -------             -------

Income (Loss) Before Income Taxes                    (573)               (392)
   Income Taxes                                         0                   0
                                                  -------             -------


Net Income (Loss)                                 $  (573)            $  (392)
                                                  =======             =======


Net Income (Loss) Per Share (1,630,696 Shares)      (0.35)              (0.24)
  (Basic and Diluted)

Dividends Paid Per Share                          $  0.00             $  0.00
                                                  =======             =======

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                          Six Months Ended
                                                    March 3, 2002  March 4, 2001
                                                    -------------  -------------
Cash Flows From Operating Activities
------------------------------------
   Net Income                                          $  (574)       $  (392)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                         385            446
      Amortization                                          26             13
      (Gain)Loss on Disposal of Assets                       0            (26)
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables                443           (187)
         Decrease (Increase) in Inventories                 69           (711)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                            (97)           (95)
         Increase (Decrease) in Accounts Payable          (169)          (257)
         Increase (Decrease) in Accrued Expenses           (98)           (26)
                                                       -------        -------
Net Cash Provided (Used) By Operating Activities           (15)        (1,235)
------------------------------------------------       -------        -------

Cash Flows From Investing Activities
------------------------------------
   Additional Investment in Fixed Assets                    70            255
   Cash Received from Sale of Assets                         0            (43)
   Increase (Decrease) In CSV Life Insurance              (175)             0
   Additional Investment in Other Assets                     0             86
                                                       -------        -------
Net Cash Used By Investing Activities                     (105)           298
-------------------------------------                  -------        -------

Cash Flows From Financing Activities
------------------------------------
   Proceeds from Short-Term Borrowings                       0            550
   Repayment of Short-Term Borrowings                     (117)          (553)
   Proceeds from Long-Term Obligations                     105            510
   Repayment of Long-Term Obligations                     (208)          (339)
   Net Increase (Decrease) in Short-Term
     Revolving Lines of Credit                             105          1,196
                                                       -------        -------
Net Cash Provided (Used) By Financing Activities          (115)         1,364
------------------------------------------------       -------        -------

Net Increase (Decrease) In Cash                            (24)          (169)

Cash At Beginning of Period                                 99            190
                                                       -------        -------

Cash At End of Period                                  $    75        $    21
---------------------                                  =======        =======

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)             $   346        $   430
      Income Taxes                                           0              0

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 3, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001. Certain prior year amounts may have been reclassified to conform with the 2002 presentation.


Item 2.  Management's Discussion and Analysis


RESULTS OF OPERATIONS

         Consolidated Net Sales for the second quarter ended March 3, 2002 were $4,292,168, a decrease of 18.5% when compared with prior year second quarter sales of $5,266,087. The decrease in comparative second quarter sales is due to lower sales at Monofilament resulting from continued weakness in the industrial sector of the U.S. economy. Sales in the second quarter at Glassmaster Controls increased 5.5% compared to the same period of the prior year as sales of electronic controls and circuit boards continue to grow while sales of mechanical controls and control panels have declined due to a prolonged slump in the domestic truck manufacturing industry. Year to date consolidated sales total $8,520,977, a decrease of 13.5% when compared to prior year to date sales of $9,854,799. Monofilament year to date sales have declined by approximately 21% while sales of controls and electronics have increased by 4.4%.

         Gross Profit realized during the second quarter declined to $496,686, or 11.6% of sales, from $886,247, or 16.8% of sales in the year ago second quarter. The decrease in gross profit is due to lower sales at Monofilament and a shift in the product mix at Controls to lower margin electronic product sales. Year to date gross profit margins have declined to 9.5% of sales this year from 13.6% of sales last year to date due to the reasons cited for the decline in second quarter gross margins. The company continues in its efforts to reduce the costs of manufacturing on all its products but any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

         Selling, G&A, and Other Income and Expenses (Net) declined from $661,910, or 12.6% of sales, during the prior year second quarter, to $487,316, or 11.4% of sales in the current year period. The decrease is due to lower variable selling expenses resulting from the decline in sales, lower corporate expenses due to payroll and other cost reductions, the recognition of other income from the lease of the Newberry, SC facility, and tooling sales at Controls. These benefits were partially offset by higher costs associated with the company employee health care plan. On a year to date basis, these expenses total $1,044,148, or 12.3% of sales, compared with $1,294,868, or 13.1% of sales, last year reflecting the lower expenses and other income as noted above.

         Interest Expense totaled $162,989 during this year's second quarter compared with $220,421 last year, a decrease of 26%. Year to date interest expense totals $340,442 compared with $434,334 last year, a decline of 22%. The decrease in interest expense is attributable to a decline in interest rates and lower average borrowings outstanding compared to last year's quarterly and year to date periods.

         The Income (Loss) Before Income Taxes was ($153,618) during the current year second quarter compared with $3,915 in the year ago quarter. The year to date loss totals ($573,687) versus ($392,208) last year.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($14,568) during the first six months of the 2002 fiscal year compared with ($1,235,461) during the prior year period. The improvement in cash provided from operating activities is primarily due to lower inventories at Monofilament resulting from reduced sales and production volumes as well as a decline in accounts receivable and a much smaller increase in inventories at Controls. The utilization and turnover of operating assets has improved significantly at both Monofilament and Controls compared to the prior year.

         Cash (provided) used by investing activities year to date was ($105,359) compared to $298,376 in the year ago period. Much lower purchases of equipment at Controls this year compared with the prior year period and the net cash proceeds realized from the surrender of all life insurance policies associated with a key man benefit program accounts for the change. No new material capital expenditures are currently planned.

         Net cash provided (used) by financing activities was ($114,521) in the current year to date period versus $1,364,712 last year. A significant decline in the amount of short term borrowings that were advanced under the company's working capital revolving lines of credit this year compared to the prior year period accounts for the decrease in cash provided by financing activities. The prior year period also included an increase in long term obligations of $410,000 due to the issuance and sale of Subordinated Convertible Debentures. The current year period benefited from a decline in the repayment of long term obligations due to principal payment deferrals granted by the banks primary lenders.

         As discussed more fully in the company's Form 10-KSB filing for the fiscal year ended August 31, 2001, and it's 10-QSB filing for the first quarter ended December 2, 2001 the company has been in violation of certain covenants that are included in its primary lending agreement. This agreement provides for substantially all debt financing relative to the industrial products segment operations in South Carolina, including both short term revolving lines of credit used for working capital and long-term real estate and equipment loans. On April 16, 2002 the company and the lender entered into a revised and amended loan agreement whereby the lender agreed to waive the prior non-monetary covenant violations, extend the maturity date and provide approximately $250,000 in additional temporary working capital on the revolver note that had expired on March 5, 2002, and consolidate three promissory notes with various terms into a single $4.5 million term loan that allowed a reduction in overall monthly principal repayments going forward. The revised loan agreement will expire on January 5, 2003 and the lender has asked the company to seek alternative lending sources.

         The company currently anticipates that its cash requirements during the remainder of the 2002 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.


                           PART II - OTHER INFORMATION


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)     Exhibits.
                None.

         b)     Reports on Form 8-K.
                There were no reports on Form 8-K filed during the quarter ended March 3, 2002.

                               Glassmaster Company
                                  Lexington, SC



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GLASSMASTER COMPANY



Date      April 17, 2002             /s/ Raymond M. Trewhella
     -------------------------       -------------------------------------------
                                     Raymond M. Trewhella
                                     (President and Principal Executive Officer)



Date      April 17, 2002             /s/ Steven R. Menchinger
     -------------------------       -------------------------------------------
                                     Steven R. Menchinger
                                     (Treasurer, Controller, and
                                     Principal Financial Officer)