Form 10QSB
period 2002-06-02
GLASSMASTER CO
filed 2002-07-18
CIK 109870

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended    June 2, 2002   .
                                        ------------------

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

Common shares outstanding June 2, 2002:       1,630,696 par value $0.03
                                          ---------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Glassmaster Company
                     Consolidated Comparative Balance Sheet
                                   (Thousands)

                                                 June 2, 2002   August 31, 2001
                                                 ------------   ---------------
                                                 (Unaudited)
                     ASSETS
                     ------

Current Assets:
---------------
   Cash                                                $    45            $   99
   Accounts Receivable (Net of Reserve)                  2,744             2,815
   Other Current Receivables                               104                 1
   Inventories:
      Raw Materials                           $ 1,738           $ 1,776
      Work in Process                             509               421
      Finished Products                           585    2,832      726    2,923
                                              -------           -------
   Prepaid Expenses and Other Current Assets               162               110
                                                       -------            ------
               Total Current Assets                      5,887             5,948

Fixed Assets (Net of Dep'n)
------------
   Property and Equipment (at cost)                      4,492             4,962

Other Assets
------------
   CSV Life Insurance, Deferred Tax Assets
   and Other Unamortized Assets                          1,217             1,409
                                                       -------           -------

Total Assets                                            11,596           $12,319
------------                                           =======           =======

        LIABILITIES AND STOCKHOLDERS EQUITY
        -----------------------------------

Current Liabilities:
--------------------
   Accounts Payable                                      2,013           $ 2,210
   Accrued Expenses                                        203               223
   Notes & Mortgages Payable                             3,842             3,720
                                                       -------           -------
               Total Current Liabilities                 6,058             6,153

Long Term Liabilities
---------------------
   Notes, Mtges, and Debentures Due After
     One Year                                            5,132             5,217
                                                       -------           -------

Total Liabilities                                       11,190            11,371
-----------------

Stockholders' Equity
--------------------
   Capital Stock (Authorized 5,000,000 Shares
      $0.03 Par -  1,630,696 (2002),
      1,630,696 (2001)
      Shares Issued and Outstanding           $    49           $    49
   Paid-In Capital                              1,368             1,358
   Donated Capital                                124               124
   Retained Earnings                           (1,135)     406     (583)     948
                                              -------  -------  -------  -------

Total Liabilities and Equity                           $11,596           $12,319
----------------------------                           =======           =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)

                                                         Three Months Ended
                                                   June 2, 2002    June 3, 2001
                                                   ------------    ------------

Net Sales                                             $4,311          $ 4,385
   Cost of Sales                                       3,563            4,010
                                                      ------          -------
Gross Profit                                             748              375

Costs and Expenses:
   Selling                                               199             218
   General and Administrative                            225             194
   Other Income and Expense - Net                        133             199
                                                      ------         -------
Total Costs and Expenses                                 557             611

Income From Operations                                   191            (236)
  Interest Expense                                       169             214
                                                      ------         -------

Income (Loss) Before Income Taxes                         22            (450)
   Income Taxes                                            0               0
                                                      ------         -------

Net Income (Loss)                                     $   22         $  (450)
                                                      ------         -------



Net Income (Loss) Per Share (1,630,696 Shares)          0.01           (0.28)
  (Basic and Diluted)

Dividends Paid Per Share                              $ 0.00         $  0.00
                                                      ======         =======

                               Glassmaster Company
                    Consolidated Comparative Income Statement
               (In thousands except per share amounts)(Unaudited)



                                                       Nine Months Ended
                                                  June 2, 2002   June 3, 2001
                                                  ------------   ------------

Net Sales                                           $ 12,832       $ 14,240
   Cost of Sales                                      11,273         12,528
                                                    --------       --------
Gross Profit                                           1,559          1,712

Costs and Expenses:
   Selling                                               567            697
   General and Administrative                            681            628
   Other Income and Expense - Net                        353            580
                                                    --------       --------
Total Costs and Expenses                               1,601          1,905

Income (Loss) From Operations                            (42)          (193)
   Interest Expense                                      510            649
                                                    --------       --------

Income (Loss) Before Income Taxes                       (552)          (842)
   Income Taxes                                            0              0
                                                    --------       --------

Net Income (Loss)                                   $   (552)      $   (842)



Net Income (Loss) Per Share (1,630,696 Shares)         (0.34)         (0.52)
  (Basic and Diluted)

Dividends Paid Per Share                            $   0.00       $   0.00
                                                    ========       ========

                               Glassmaster Company
                      Consolidated Statement of Cash Flows
                             (Thousands)(Unaudited)


                                                         Nine Months Ended
                                                     June 3, 2002  June 3, 2001
                                                     ------------  ------------
Cash Flows From Operating Activities
------------------------------------
   Net Income                                           $(552)        $(842)
   Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
      Depreciation                                        569           669
      Amortization                                         36            27
      (Gain)Loss on Disposal of Assets                      0           (26)
      Changes in Operating Assets & Liabilities:
         Decrease (Increase) in Receivables               125           622
         Decrease (Increase) in Inventories                91          (525)
         Decrease (Increase) in Prepaid Expenses &
           Other Current Assets                           (52)          (70)
         Increase (Decrease) in Accounts Payable         (256)         (138)
         Increase (Decrease) in Accrued Expenses          (45)          (13)
                                                        -----         -----
Net Cash Provided (Used) By Operating Activities          (84)         (296)
------------------------------------------------        -----         -----

Cash Flows From Investing Activities
------------------------------------
   Additional Investment in Fixed Assets                   96           272
   Cash Received from Sale of Assets                        0           (42)
   Increase (Decrease) In CSV Life Insurance             (167)            0
   Additional Investment in Other Assets                   14            86
                                                        -----         -----
Net Cash Used By Investing Activities                     (57)          316
-------------------------------------                   -----         -----

Cash Flows From Financing Activities
------------------------------------
   Proceeds from exercise-Stock Options                    10             0
   Proceeds from Short-Term Borrowings                      0           650
   Repayment of Short-Term Borrowings                    (393)         (671)
   Proceeds from Long-Term Obligations                    253           510
   Repayment of Long-Term Obligations                    (110)         (406)
   Net Increase (Decrease) in Short-Term Revolving
     Lines of Credit                                      213           386
                                                        -----         -----
Net Cash Provided (Used) By Financing Activities          (27)          469
------------------------------------------------        -----         -----

Net Increase (Decrease) In Cash                           (54)         (143)

Cash At Beginning of Period                                99           190
                                                        -----         -----

Cash At End of Period                                   $  45         $  47
---------------------                                   =====         =====

Supplemental Disclosures of Cash Flow Information
   Cash Paid For:
      Interest (Net of Amount Capitalized)              $ 501         $ 627
      Income Taxes                                          0             0

                               Glassmaster Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 2, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2001. Certain prior year amounts may have been reclassified to conform with the 2002 presentation.


Item 2.  Management's Discussion and Analysis


RESULTS OF OPERATIONS

         Consolidated Net Sales for the third quarter ended June 2, 2002 were $4,311,260. This represents a decrease of 1.7% compared to the prior year third quarter, but represents an increase of 1% over the second quarter of fiscal year 2002. The results are still reflective of the general downturn in the current economic environment.

         The two primary product lines manufactured by the company are mechanical and electronic controls and thermo-plastic monofilament, both of which are used in a number of markets. The controls operation experienced sales of $1,344,493 during the third quarter ended June 2, 2002. This represents a decrease of 11.7 % over the same period of the prior year. The Monofilament Division and other South Carolina operations experienced sales of $2,966,766 during the third quarter. This represents an increase over prior year third quarter sales of 3.5%.


         Gross profit on a consolidated basis was $747,810 which is 17.4% of sales, compared to $374,663 during the same period last year which is 8.5% of sales. The improvement in gross profit is primarily due to a more favorable mix of product sales and manufacturing cost reductions.

       Interest expense totaled $169,581 during this years third quarter compared to $214,046 last year, a decrease of 20.7 %, and a reflection of continued interest rate reductions and lower average borrowings.

         Net Income realized during the third quarter was $21,782 compared to a loss of $449,530 during last years third quarter. This profit improvement is reflective of better gross margins on a favorable product mix and the implementation of considerable operating expense reductions. Year to date Net Income (Loss) for the nine months ended June 2, 2002 was ($551,905) compared to ($841,739) for the same period in the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were ($84,483) during the nine months of fiscal 2002 compared with ($295,660) during the same prior year period. Accounts Receivable decreases and further reductions in inventories contributed to the improved operating cash flows.

         Cash (provided) used by investing activities year to date was ($57,320) compared with $315,831 in the previous year period. The receipt of certain life insurance proceeds and significantly lower capital expenditures in the current fiscal year account for the difference. No new material capital expenditures are currently planned.

         Cash provided (used) by financing activities was ($27,279) this year to date versus $467,973 in the prior year to date period. The decline in cash from financing activities is due to net repayments of short term debt in the current fiscal year whereas in the prior fiscal year period a net increase in borrowings occurred due to higher working capital requirements.

         The company currently anticipates that its cash requirements during the remainder of the 2002 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.


                           PART II - OTHER INFORMATION


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)     Exhibits.
                None.
         b)     Reports on Form 8-K.
                There were no reports on Form 8-K filed during the quarter ended June 2, 2002.

                               Glassmaster Company
                                  Lexington, SC



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GLASSMASTER COMPANY



Date      July 17, 2002                        /s/ Raymond M. Trewhella
     -----------------------               -------------------------------------
                                                   Raymond M. Trewhella
                                           (CEO and Principal Executive Officer)



Date      July 17, 2002                        /s/ William T. Beckham
     -----------------------               -------------------------------------
                                                   William T. Beckham
                                                (Corporate Controller and
                                               Principal Financial Officer)

July 17, 2002



Securities Exchange Commission
Attn:  Filing Desk 1-4
450 Fifth Street NW
Washington DC 20549-1004

RE:  Commission File Number 0-2331

Gentlemen:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Glassmaster Company, (the "Company"), is the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 2, 2002.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Very truly yours,



William T. Beckham
Corporate Controller