Form 10KSB
period 2002-08-31
GLASSMASTER CO
filed 2002-12-02
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   August 31, 2002   Commission File Number    0-2331

GLASSMASTER COMPANY

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0283724

(State of incorporation)	(IRS Employer ID No.)

PO Box 788, Lexington SC	29071

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 803-359-2594

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:
Title of Class: Common Stock, par value $.03 per share

Indicate by an “X” whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by an “X” if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year.  $17,644,613.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $91,563 as of October 31, 2002, based on the average high and low sales price of $0.12 per share.

The number of shares outstanding of the registrant’s common stock, as of October 31, 2002 was 1,643,390 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer’s definitive proxy statement for the 2003 annual meeting of stockholders that will be filed no later than December 31, 2002.

PART I

Item 1. Business

  (a)(b) General Development and Narrative Description of Business

     Glassmaster Company (the “Company”) is a diversified manufacturer of thermoplastic and thermoset plastic materials, industrial controls, and electronics that produces and sells a broad range of product lines to customers across multiple industries. The Company classifies its business into two operating segments: Industrial Products, consisting of extruded synthetic monofilaments and pultruded fiberglass and composites and; Controls and Electronics, consisting of mechanical and electronic controls, electronic test equipment, and circuit boards. For segment and geographic information, see Note 11 of Notes to Financial Statements.

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

     During 1998 and 1999 the Company developed and introduced the Glassmaster Composite Modular Building System™, which is a t-slotted framework system used in a wide variety of industrial applications, including machine frames, guarding and enclosures, workstations and tables, and shelving for storage.

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

     The Company’s common stock was first offered to the public in 1959 and currently has approximately 1,140 stockholders. The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board (symbol: GLMA.OB).

INDUSTRIAL PRODUCTS

     The Company’s Monofilament Division extrudes monofilaments from nylon, polyester, polyolefins and other engineered resins for use in a wide array of markets and applications including textiles (sewing thread), lawn and garden care (trimmer line), recreational products (fish line), and industrial weaving and industrial filtration. Monofilament, as produced by the Company, begins with a thermoplastic resin which is processed through a melting device (extruder) and subsequently oriented to form single strand fibers of various diameters, tensile strengths and moduli. Specialized monofilaments for industrial applications are manufactured for use in other major industries including paper machine clothing for the paper industry and abrasive bristles for brushes used in metal and wood

Item 1. Business (Cont’d)

finishing. The Company markets its monofilament products primarily on a private brand basis, which are sold by in house sales efforts and commissioned sales representatives to original equipment manufacturers and distributors throughout North America and, to a lesser degree, Europe, South America, and the Pacific Rim.

The Company manufactures pultruded fiberglass (thermoset) and composite profiles that are used in the assembly of the Glassmaster Composite Modular Building System™. This product line is sold by in house sales efforts to original equipment manufacturers and distributors throughout North America.

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

     The names “Glassmaster”, “CompCore”, “NYBRAD”, and “Glassmaster Composite Modular Building System” are registered trademarks of the Company.

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

     Sales of the Company’s industrial products are somewhat seasonal with sales to the lawn and garden care markets concentrated in the second and third quarters of the fiscal year (December-May). While some fluctuations in inventory levels will occur from time to time, the Company is not required to carry significant amounts of inventory to meet delivery requirements or to carry unusually large amounts of materials and supplies to insure itself of a continuous allotment of goods from suppliers. The Company does not provide extended payment terms to its customers in excess of those normally offered for these industries. Other than as described in Note 11 of Notes to Financial Statements, the dependence upon any one customer or small group of customers is not material. The Company currently offers no product or service requiring government approval and the effect of existing or probable government regulations on the operations of the Company is considered to be immaterial.

     At August 31, 2002, the order backlog was $2,113,221 compared to $2,058,787 at August 31, 2001.

     The Company has no full-time employees engaged in research and development activities, however, certain employees at each of the Company’s manufacturing locations spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $340,000 in 2002 and $425,000 in 2001.

Item 1. Business (Cont’d)

     No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

     The Company and its subsidiary furnished employment for approximately 169 persons at August 31, 2002 and 189 persons at August 31, 2001.

Item 2. Properties

     General corporate offices, the monofilament manufacturing facilities (Plant I & II), the Monofilament Division offices, and the composites manufacturing facilities are located at 126 Glassmaster Road in Lexington, South Carolina. The total facility is composed of 170,000 square feet, and is owned by the Company in fee simple.

     Glassmaster Controls Co., Inc. operates its industrial controls and electronics business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 109,000 square feet and is owned by the Company in fee simple.

     The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 2002 were as follows: Monofilament Plant — 65%; Composites Plant — 15%; Controls Plant — 40%.

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

Item 5. Market for Registrants Common Equity and Related Stockholder Matters

(a)(1) The Company’s common stock trades on the Over-the-Counter market Bulletin Board under the symbol GLMA.OB.

(a)(1)(ii) The table below sets forth the high and low sales price per share during each quarter in the last two years as quoted on the Over-the-Counter market Bulletin Board.

Quarter Ending	High	Low

August 31, 2000	1.344	1.125
December 3, 2000	1.297	.969
March 4, 2001	.969	.688
June 3, 2001	.688	.510
August 31, 2001	.510	.400
December 2, 2001	.410	.310
March 3, 2002	.600	.210
June 2, 2002	.200	.200
August 31, 2002	.150	.120

Item 5. Market for Registrants Common Equity and Related Stockholder Matters (Cont’d)

Since September 1, 2002 and to the date of this report, the high and low sales price per share was $0.15 and $0.12, respectively.

(b)  There were 1,141 shareholders of record at October 31, 2002.

(c)(1) No dividends have been declared or paid in the last three years.

(c)(2) According to the terms of a financing agreement, the Company is restricted from paying cash dividends unless approved by the lending institution.

PART II

Item 6. Management’s Discussion and Analysis

Review of Operations

Comparison of 2002 to 2001

     Consolidated sales for the fiscal year ended August 31, 2002 were $17.6 million compared to $18.9 million last year, a decrease in sales of 6.7%. The net loss for the year was $543,332, or $0.33 per share, compared to a net loss of $1,271,671, or $0.78 per share, last year.

     Net Sales. Industrial Products segment sales declined 7.4% to $11.7 million this year compared to $12.7 million in the prior year. Sales in the first and second quarters of the 2002 fiscal year declined 12.7% and 28.1%, respectively, when compared to the prior year periods, reflecting the impact of the September 11th terrorist attacks on a U.S. manufacturing economy already in recession. Sales in the third and fourth quarters increased 3.5% and 13.7%, respectively, compared to the same prior year periods as some gradual improvement in customer order patterns was seen. Industrial Products sales, including Specialty Monofilament and The Composite Modular Building System™, are expected to improve in tandem with the economy and as recently developed products begin to generate additional revenue in 2003. Several new products have been approved for production, however release dates from our customers continue to be delayed due to the uncertain economic climate. The company continues to search for additional distribution channels and marketing partners to increase sales of Industrial Products.

     Controls and Electronics segment sales declined 3.8% for the year to $5.9 million. Electronic controls products and contract manufacturing services saw increased sales that offset the decline in sales of cable systems and control assemblies used in the heavy truck and bus industry which has been depressed for the past three years. Sales of controls and electronics are expected to improve in 2003 due to new electronic products and related circuit board contract manufacturing revenue. New product and engineering innovations already approved on new heavy truck production will also contribute to sales growth and increased market penetration, particularly as the trucking industry begins to recover from its prolonged slump.

     Gross Profit. Total gross profit increased 35.5%, to $2.29 million, compared with $1.69 million during the 2001 fiscal year. The increase in gross profit is due to manufacturing cost reductions implemented throughout the year, with the significant effect on gross profit occurring during the last six months of the 2002 fiscal year. The company continues in its efforts to reduce the cost of manufacturing on all products, but any significant future increases in gross profit will result from increasing levels of throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Expenses. Total expenses for the year decreased 18.1% to $2.30 million this year versus the prior year total of $2.81 million. The decrease in expenses this year is primarily due to a decline in corporate overhead resulting from personnel reductions and cost savings recognized from the reduction or elimination of employee benefit plans.

     Income From Operations. The loss from operations for the 2002 fiscal year was $8,029, a significant improvement compared to the prior year loss of $1,114,985. Operating profit at the Industrial Products segment improved to $462,167 this year compared to $146,043 in the prior year to date period. The Controls and Electronics segment showed an operating profit of $123,266 compared to a loss of $330,712 last year. The improvement in operating earnings is primarily due to cost reductions implemented at all operating units.

     Interest Expense. Interest expenses decreased to $665,781 this year compared to $832,110 in the prior fiscal year. The decrease in interest expense is primarily due to reductions in both interest rates and long term debt.

Item 6. Management’s Discussion and Analysis (Cont’d)

Comparison of 2002 to 2001 (Cont’d)

     Provision for Income Taxes. The company has recognized a total benefit from income taxes in the current year of $130,477, compared with a benefit of $675,424 last year. The benefit recognized in the current and prior year relate primarily to deferred tax assets recognized as a result of federal and state net operating tax loss carry-forwards that will be used to offset future taxable income. The total deferred tax asset recognized in the balance sheet as of August 31, 2002 is $1,252,077. Utilization of this tax asset is dependent upon future taxable profits in excess of existing taxable temporary differences. Although the company has experienced net losses for the past three years, the asset has been recognized in its entirety because the company estimates the market value of its assets, if realized, would generate taxable gains in excess of the net operating loss carryovers. For further information, refer to Note 3 of the Notes to Financial Statements.

Comparison of 2001 to 2000
(Excerpted from the 2001 Form 10-KSB)

Consolidated sales for the fiscal year ended August 31, 2001 were $18.9 million compared to $21.5 million last year, a decrease in sales of 12.2%. The net loss for the year was $1,271,671, or $0.78 per share, compared to a net loss of $635,813, or $0.39 per share, last year.

     Net Sales. Industrial Products segment sales declined 19.6% to $12.7 million this year compared to $15.8 million in the prior year. Monofilament sales declined 19.4% versus last year primarily due to the contraction occurring in the manufacturing sector of the national economy, particularly in the second half of the fiscal year. Contributing to the decrease in monofilament sales were the loss of a large domestic customer due to competitive pricing issues, lower foreign shipments due to the strong U.S. dollar, and a continuing decline in specialty sewing thread and fishing line sales due to the impact of offshore competitive pressures on US producers. Partially mitigating these negative developments were new product sales realized from recently developed filaments for industrial original equipment manufacturers (OEM’s), improved sales of Nybrad™ abrasive and unfilled filaments used in brushes, and selling price increases on selected product lines that were implemented during the second quarter. Monofilament sales are expected to improve in tandem with the economy during 2002 and as additional new product development efforts currently underway begin to generate revenue in the second and third quarters of the 2002 fiscal year. Sales of the Composites Modular Building System™ increased 85% this year versus last year but sales were well short of expectations for this product line. The company continues to search for additional distribution channels and marketing partners to increase composites sales.

     Controls and Electronics segment sales increased 8.4% this year compared to the prior year as an increase in electronic controls and circuit board sales more than offset a 14.5% decline in sales of non-electronic cable systems and control assemblies. Non-electronic sales have been negatively impacted by persistent weakness in the heavy truck and bus industry, which has experienced declining sales since the fourth quarter of 1999. Non-electronic sales were also impacted by the bankruptcy filing and eventual sale of Outboard Marine Corporation (OMC), one of Glassmaster Controls Company’s largest customers. Bombardier subsequently purchased the related assets from OMC and shipments have since resumed, although at reduced levels. Sales of controls and electronics are expected to improve further in 2002 due to new electronic products and related circuit board contract manufacturing revenue. New product and engineering innovations already approved on new heavy truck production will also contribute to sales growth, particularly as the trucking industry begins to recover from its prolonged slump.

     Gross Profit. Total gross profit declined 31% from $2.47 million last year, to $1.69 million during the 2001 fiscal year. The decline in gross profit is due to lower sales of monofilament, an unfavorable mix of product sales, increased fixed manufacturing costs at Controls as electronics production capabilities were expanded, and a reduction in the carrying values of certain inventories at both Controls and Composites. An improvement in gross profit during

Item 6. Management’s Discussion and Analysis (Cont’d)

Comparison of 2001 to 2000 (Cont’d)

the 2002 fiscal year will be dependent upon; increased sales and production levels as well as a more favorable mix of products sold at monofilament; higher production volumes of circuit boards associated with new contract manufacturing services revenue at Controls; and the identification and implementation of further manufacturing cost reductions at all operating locations.

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

Liquidity and Capital Resources

     Cash provided (used) by operating activities was $367,942 this fiscal year compared with ($38,292) during the prior year. The increase in cash provided by operating activities in the current year was primarily due to improved operating earnings.

     Cash provided (used) by investing activities was $34,815 this year versus ($300,228) last year. Net cash was provided by investing activities due to the liquidation of cash surrender values of life insurance policies and a reduced investment in fixed assets this year compared with the prior year.

     Cash provided (used) by financing activities was ($328,666) in the current year compared to $247,704 in the prior fiscal year. The decline in cash provided by financing activities is due to net repayments of long term debt in the current year.

     The Company has incurred recurring losses from operations during the past four fiscal years and as a result, is in violation of certain financial covenants contained in its primary lending agreements. These agreements currently provide for revolving working capital lines of credit and long term equipment and real estate financing for the company’s industrial products segment in South Carolina and its controls and electronics segment in Michigan (through its wholly owned subsidiary, Glassmaster Controls Company, Inc.).

Liquidity and Capital Resources (Cont’d)

     In South Carolina, indebtedness outstanding as of August 31, 2002 subject to the loan agreement includes $1,946,875 under the Revolving Working Capital Credit Line (total line of $2.5 Million) and $4,345,492 under an Equipment and Real Estate Term Loan. The working capital credit line is currently scheduled to mature on January 5, 2003.

     In Michigan, indebtedness outstanding as of August 31, 2002 subject to the applicable loan agreement included $852,500 under the Working Capital Revolver (total line of $1,150,000) and $806,127 under the Equipment and Real Estate Term Loan. The amount of indebtedness outstanding under the revolver will vary with fluctuations in accounts receivable and inventories. The Working Capital Revolver is scheduled to mature on December 24, 2002, however the lender has indicated a willingness to renew the agreement and extend the maturity date.

     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital, maximum debt to net worth, and other minimum financial ratio requirements. The Company and its subsidiary are in negotiations with the primary lenders to renew the financing agreements that are set to expire on the dates stated above. The Company is also seeking alternate sources of financing if an acceptable agreement with its current lenders cannot be reached.

Item 7. Financial Statements

     Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 2002 and 2001 appear on pages 12 through 27, the Index to the Exhibits and Exhibits appear on page 10, and the Report of Independent Auditors appears on page 28 of this report.

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

     Information for items 9-12 of this report appears in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on January 24, 2003 and is incorporated herein by reference.

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

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended August 31, 2002.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLASSMASTER COMPANY

By	/s/ Raymond M. Trewhella Raymond M. Trewhella, CEO (Principal Executive Officer)	By	/s/ William T. Beckham William T. Beckham, Corporate Controller (Principal Financial Officer) (Principal Accounting Officer)

Date	November 27, 2002	Date	November 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By	/s/ Stephen W. Trewhella Stephen W. Trewhella, Director	By	/s/ Raymond M. Trewhella Raymond M. Trewhella, Director

Date	November 27, 2002	Date	November 27, 2002

By	/s/ Stephen W. Trewhella, Jr. Stephen W. Trewhella, Jr., Director	By	/s/ Melvin L. Chavis Melvin L. Chavis, Director

Date	November 27, 2002	Date	November 27, 2002

GLASSMASTER COMPANY

LEXINGTON, SC

FINANCIAL STATEMENTS

FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

GLASSMASTER COMPANY
LEXINGTON SC
BALANCE SHEET
AUGUST 31, 2002 AND 2001

	August 31, 2002		August 31, 2001

Assets
Cash		$173,296		$99,205
Accounts Receivable — Trade	$2,954,060		$2,928,654
Less: Allowance for Doubtful Accts	136,132	2,817,928	113,803	2,814,841

Accounts Receivable — Other		7,276		682
Inventories		2,723,476		2,923,260
Prepaid Expenses		48,668		70,340
Deferred Income Taxes		47,526		39,759

Current Assets		5,818,170		5,948,097
Fixed Assets (Net of Depreciation)
Manufacturing Property		4,283,253		4,961,733
Other Assets		1,333,381		1,409,002

Total Assets		$11,434,804		$12,318,832

Liabilities
Accounts Payable		2,248,128		2,210,222
Accrued Expenses		173,556		223,492
Notes, Mortgages & Debentures Payable — Current		3,732,818		3,719,543

Current Liabilities		6,154,502		6,153,257
Other Liabilities
Notes, Mortgages and Debentures Payable — Long Term		4,865,508		5,217,449

Total Liabilities		11,020,010		11,370,706
Stockholders’ Equity
Capital Stock (Authorized 5,000,000 Shares $.03 Par — 1,643,390 & 1,630,696 Shares Issued and Outstanding)	49,302		48,921
Paid-In Capital	1,367,459		1,357,840
Donated Capital	124,210		124,210
Retained Earnings (Deficit)	(1,126,177)	414,794	(582,845)	948,126

Total Liabilities and Equity		$11,434,804		$12,318,832

The accompanying notes to financial statements are an integral part of this statement.

GLASSMASTER COMPANY
LEXINGTON SC
STATEMENT OF STOCKHOLDERS EQUITY
FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

	August 31, 2002	August 31, 2001

Capital Stock:
Balance — September 1	$48,921	$48,921
Proceeds from Sale of Shares Under Stock Option Plan	381

Balance — August 31	49,302	48,921

Additional Paid In Capital:
Balance — September 1	1,357,840	1,357,840
Proceeds from Sale of Shares Under Stock Option Plan	9,619

Balance — August 31	1,367,459	1,357,840

Donated Capital:	124,210	124,210

Retained Earnings:
Balance — September 1	(582,845)	688,826
Net Income (Loss)	(543,332)	(1,271,671)
Common Stock Dividends Paid

Balance — August 31	(1,126,177)	(682,845)

Total Stockholders Equity	$414,794	$948,126

The accompanying notes to financial statements are an integral part of this statement.

GLASSMASTER COMPANY
LEXINGTON SC
INCOME STATEMENT
FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

	August 31, 2002	August 31, 2001

Sales	$17,644,613	$18,916,086
Cost of Sales	15,354,996	17,223,701

Gross Profit on Sales	2,289,617	1,692,385
Expenses
Selling Expense	766,575	931,076
General and Administrative and Other Expense	1,492,903	1,810,500
Provision for Doubtful Accounts	38,167	65,794

Total Expenses	2,297,645	2,807,370

Income (Loss) from Operations	(8,028)	(1,114,985)
Interest Expense	665,781	832,110

Income (Loss) Before Income Taxes	(673,809)	(1,947,095)
Provision for Income Taxes
Current
Deferred	(130,477)	(675,424)

Total — Provision for Income Taxes	(130,477)	(675,424)

Net Income (Loss)	$(543,332)	$(1,271,671)

Earnings (Loss) Per Common Share
(Basic and Diluted)
Income from Continuing Operations	$(.33)	$(.78)

Net Income (Loss)	$(.33)	$(.78)

The accompanying notes to financial statements are an integral part of this statement.

GLASSMASTER COMPANY
LEXINGTON SC
STATEMENT OF CASH FLOWS
FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

	August 31, 2002	August 31, 2001

Cash Flows From Operating Activities
Net Income (Loss)	($543,332)	($1,271,671)
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Depreciation & Amortization	802,273	920,016
(Increase) Decrease in Deferred Income Taxes	(130,477)	(675,424)
(Gain) Loss on Sale of Assets	2,223	16,299
Impairment of Long-Lived Assets	37,500
(Increase) Decrease in CSV Life Insurance		182,867
Changes in Operating Assets and Liabilities:
Accounts Receivable Decrease (Increase)	(3,078)	537,027
Accounts Receivable—Other Decrease (Increase)	(6,594)	16,841
Inventories Decrease (Increase)	199,783	249,597
Prepaid Expenses Decrease (Increase)	21,673	104,616
Accounts Payable Increase (Decrease)	37,905	(157,925)
Accrued Expenses Increase (Decrease)	(49,934)	39,465
Income Taxes Payable Increase (Decrease)

Net Cash Provided (Used) by Operating Activities	367,942	(38,292)

Cash Flows From Investing Activities
Cash Payments for the Purchase of Fixed Assets	(110,951)	(293,552)
Cash Payments for Deferred Charges	(21,415)	(110,609)
Cash Proceeds from the Sale of Property		22,000
Cash Advanced from Cash Surrender Value Life Insurance	167,181	134,299
Premiums Paid for Cash Surrender Value Life Insurance		(52,366)

Net Cash Provided (Used) by Investing Activities	34,815	(300,228)

Cash Flows From Financing Activities
Proceeds From Issuance of Common Stock	10,000
Proceeds From Issuance of Short-term Debt		1,265,000
Proceeds From Issuance of Long-Term Debt	609,106	475,984
Proceeds From Issuance of Debentures		410,000
Principal Payments on Short-Term Debt	(500,000)	(750,000)
Principal Payments on Long-Term Debt	(793,765)	(997,655)
Net Borrowings (Repayments) Under Line of Credit	345,993	(155,625)

Net Cash Provided (Used) by Financing Activities	(328,666)	247,704

Net Increase (Decrease) in Cash	74,091	(90,816)
Cash at Beginning of Year	99,205	190,021

Cash at End of Year	$173,296	$99,205

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest (Net of Amount Capitalized)	$690,679	$816,003
Income Taxes Paid

The accompanying notes to financial statements are an integral part of this statement.

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 1.	Summary of Significant Accounting Policies

Description of Business

Glassmaster Company is a manufacturer and supplier of extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products and composites. Glassmaster Controls Company, Inc., its wholly owned subsidiary, designs, manufactures, and assembles a wide range of electronic and mechanical industrial controls and electronic testing equipment. Information about the Company’s business operating segments is presented in more detail in Note 11.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements for the year ended August 31, 2002 and 2001, include the accounts of Glassmaster Company and its wholly owned subsidiary, Glassmaster Controls Company, Inc. which was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material intercompany transactions have been eliminated.

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

Accounts Receivable and Allowances

Accounts receivable are the result of the Company’s sales activities. The company provides an allowance for losses on trade receivables based on a review of its past collection history. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $136,132 and $113,803 for the years ended August 31, 2002 and 2001, respectively.

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 1.	Summary of Significant Accounting Policies (Cont’d)

Inventories

The method of determining the amount of inventories is the lower of cost or market on a first-in, first-out basis.

Inventories as shown on the Balance Sheet are classified below:

	2002	2001

Materials	$1,812,589	$1,775,663
Work in Process	341,760	421,079
Finished Products	569,127	726,518

Total	2,723,476	2,923,260

Advertising

The company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $22,903 and $67,887 for the years ended August 31, 2002 and 2001, respectively.

Research and Development

Research and development costs are charged to expense as incurred. The costs incurred for the years ended August 31, 2002 and 2001 were $327,657 and $424,703, respectively. Those costs have generally been charged to cost of goods sold.

Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment of value by assessing current and future cash flows including the consideration of factors such as business trends, prospects and market conditions.

Income Taxes

Income taxes are provided for in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that income taxes be provided for using the liability method.

Note 2.	Fixed Assets

The basis for determining the values of fixed assets is cost. Included in land is property valued at $100,374 that was donated to the Company by Lexington County, South Carolina.

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 2.	Fixed Assets (Cont’d)

The provision for depreciation charged against income for the fiscal years ended August 31, 2002 and 2001, totaled $749,924 and $875,190, respectively. The company computes depreciation using the straight line method over the estimated useful lives of the assets as indicated below. The company utilizes applicable accelerated methods for tax purposes.

			Estimated Useful
	2002	2001	Lives

Land	$190,274	$190,274	N/A
Buildings	3,713,950	3,843,757	30 to 40 years
Furniture and Fixtures	491,399	494,172	5 to 7 years
Automotive Equipment	151,689	151,689	3 to 5 years
Plant Equipment	7,438,336	7,452,424	7 to 10 years
Tooling & Dies	815,858	742,713	3 to 5 years

Total	12,801,506	12,875,029
Less:
Accumulated Depreciation	(8,518,253)	(7,913,296)

Fixed Assets, net	4,283,253	4,961,733

Note 3.	Income Taxes

Components of the provision (benefit) for income taxes on continuing operations are shown below:

	2002		2001

	Current	Deferred	Current	Deferred

Federal		$(145,579)		$(611,590)
State		15,102		(63,834)

Total		(130,477)		(675,424)

For South Carolina tax purposes a net operating loss carry-forward of $4,974,200 is available for future periods. The carry-forward will expire in the year ended August 31, 2017. For Federal tax purposes, the corporation sustained net operating losses of $470,752 and $1,586,592 for the years ended August 31, 2002 and 2001 respectively. The Company has net operating loss carryforwards of $4,452,316 available for future periods and will expire in the year ended August 31, 2022.

For income tax reporting, an Alternative Minimum Tax credit of $28,697 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 3.	Income Taxes — (Cont’d)

The net deferred tax assets and liabilities consisted of the following components as of August 31, 2002 and 2001.

	2002	2001

Deferred Tax Assets Relating to:
Allowance for Doubtful Accounts	$47,526	$39,759
Alternative Minimum Tax Credit	28,697	28,697
Federal and State NOL carryforwards	1,658,979	1,579,265
Deferred Tax Liabilities Relating to:
Property and Equipment	(483,125)	(525,091)

Net Deferred Tax Asset (Liability)	1,252,077	1,121,630

The components giving rise to the deferred tax assets and liability described above have been included in the accompanying balance sheet as of August 31, 2002 and 2001 as follows:

	2002	2001

Current Assets	$47,526	$39,759
Other Assets	1,204,551	1,081,871

Utilization of the deferred tax asset of $1,252,077 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there have been reported losses for the past three years, the asset has been recognized because the Company estimates the market value of the Company’s assets, if realized, would generate gains in excess of the net operating loss carryovers. The Company still plans to return to profitability and to utilize the deferred tax assets on future income from operations. For further information on the Company’s plans for future operations, see note 12.

Note 4.	Other Assets

Other assets are composed of the following:

	2002		2001

CSV Life Insurance	$		$175,337
Deferred Tax Assets		1,204,551	1,081,871
Loan Fees, net of Amortization		55,105	58,034
Other		73,725	93,760

Total		1,333,381	1,409,002

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

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

(B) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. All receivables originate from the Company’s normal business activities as described in note one. These receivables are unsecured.

Note 6.	Notes, Mortgages, & Debentures Payable

Substantially all property, plant and equipment and a portion of CSV Life Insurance are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it’s subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the company and $1,150,000 for the company’s subsidiary. The balances as of August 31, 2002 were $1,946,875 and $852,500 and the balances as of August 31, 2001 were $1,778,382 and $675,000. These credit agreements are subject to renegotiation and renewal and will expire January 3, 2002 and December 24, 2002.

Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The company and its subsidiary are in negotiations with the primary lenders to renew the financing agreements set to expire on the dates stated above. The Company is also actively seeking alternate sources of financing if an acceptable agreement with its current lenders cannot be reached.

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 6.	Notes and Mortgages Payable (Cont’d)

The following table sets forth the Company’s indebtedness as of August 31, 2002 and 2001.

	2002		2001

	Current	Long-Term	Current	Long-Term

Mortgages, interest from Prime + 2% to 8.68% fixed, maturities to 2004	$600,000	$4,170,492	$353,430	$4,119,796
Notes, interest from prime + 1% to prime + 2%, due within 1 year	2,799,375		2,953,384
Installment Notes, interest from 8.75%, maturities to 2004	83,443	285,016	162,729	687,653
Debentures, interest 10.5%, due 12/30/05, convertible to common stock @ $3 per share		410,000		410,000
Notes from Individuals, interest 10%, maturities within 12 months	200,000		200,000
Notes from Officers, interest 10%, due within 1 year	50,000		50,000

Total	3,732,818	4,865,508	3,719,543	5,217,449

The Prime interest rate was 4.75% and 6.50% for the years ended August 31, 2002 and 2001 respectively.

The principal maturities on the notes and mortgages payable over the next five years is as follows:

Fiscal Year Ending	Amount

2003	$3,732,818
2004	682,000
2005	682,000
2006	1,092,000
2007	647,965
After 2008	1,761,543

Total	8,598,326

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 7.	Leases

The Company renegotiated an existing equipment lease in December 2001 with the lessor that reduced scheduled lease payments during the year ended August 31, 2002 and extended the lease term which was to expire in August of 2002. The renewed lease was effective as of December 1, 2001 and calls for graduated monthly payments $0 to $8,503 for a period of thirty-six months. Future minimum lease payments under the lease are as follows:

Fiscal Year Ending	Amount

2003	$97,608

2004	102,036

2005	25,509

Total	$225,153

Note 8.	Stock Options

The Company has an incentive stock option plan. Under the plan the Company may grant options for up to 260,000 shares of common stock. Options granted under the plan become exercisable at varying percentages from date of grant through expiration, either at termination of employment or ten years after date of grant. The exercise price of each option is equal to the market price of the company’s stock on the date of grant. The exercise prices for the options range from $0.85 to $4.00. Following is a summary of the status of the incentive stock options for the years ended August 31, 2002 and 2001:

	2002		2001

		Weighted Average		Weighted Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price

Outstanding—Beginning of Year	100,300	$1.33	24,400	$3.51
Granted	7,500	.85	83,000	.85
Exercised
Forfeited	(30,200)	1.76	(7,100)	3.15

Outstanding—End of Year	77,600	1.12	100,300	1.33

Following is a summary of the status of the incentive options outstanding at August 31, 2002:

Outstanding Options				Exercisable Options

Weighted
		Average	Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price

$4.00	6,600	2 years	$4.00	6,600	$4.00
.85	71,000	9 years	.85	12,700	.85

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 9.	Earnings Per Share

The weighted average number of shares used in the computation of basic and diluted earnings per common share were 1,636,469 in 2002 and 1,630,696 in 2001. Options on 77,600 and 100,300 shares of common stock as of August 31, 2002 and 2001 respectively were not included in computing diluted earnings per share because their effects were antidilutive.

Note 10.	Defined Contribution Plan

The Company established a qualified 401(K) defined contribution plan effective January 1, 1990. The plan year ends on December 31. Participation in the plan is voluntary and employees may contribute from 1% to 15% of eligible compensation on a tax-deferred basis. The amount to be contributed by the company will be determined each year prior to December 1. The company match for calendar year 2001 was $.25 cents for each $1.00 of employee contributions up to a maximum 6% of eligible compensation. As of January 1, 2002, the company discontinued matching contributions.

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

The amount of expense charged to operations was $11,087 for the year ended August 31, 2002 and $36,693 for 2001.

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

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 11.	Business Segments (Cont’d)

Included in the tables below is relevant financial data provided by each reportable segment. The amounts shown in the Other column are generally those expenses and assets which are associated with the Company’s corporate headquarters and other entity wide expenses which have not been included in segment information.

	Year Ended August 31, 2002

	Industrial		Controls &
	Products	Electronics	Other	Total

Segment Assets	$6,291,722	$3,560,047	$1,583,035	$11,434,804
Expenditures for Segment Assets	7,035	109,940		116,975
Depreciation and Amortization	490,379	283,949	27,945	802,273
Research and Development	288,707	38,950		327,657
Revenues from External Customers	11,695,740	5,948,874		17,644,613
Segment Profit (Loss)	993,775	123,266	(1,125,070)	(8,029)
Interest Expense	531,608	134,173		665,781

Income (Loss) Before Income Taxes				(673,809)

	Year Ended August 31, 2001

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$6,570,348	$4,056,715	$1,691,769	$12,318,832
Expenditures for Segment Assets	25,171	259,465	8,917	293,553
Depreciation and Amortization	577,100	298,090	44,826	920,016
Research and Development	353,182	49,189		402,371
Revenues from External Customers	12,730,065	6,186,021		18,916,086
Segment Profit (Loss)	146,043	(330,712)	(930,316)	(1,114,985)
Interest Expense				832,110

Income (Loss) Before Income Taxes				(1,947,095)

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 11.	Business Segments (Cont’d)
Geographic Information

	Year Ended August 31, 2002

			Long-Lived
	Revenues	Total Assets	Assets

United States	$14,985,068	$11,434,804	$4,283,253
Other Foreign Countries	2,659,545

	Year Ended August 31, 2001

			Long-Lived
	Revenues	Total Assets	Assets

United States	$15,838,530	$12,318,832	$4,961,733
Other Foreign Countries	3,077,556

Revenues in the above schedule are attributed to countries based on the location of the customer.

Major Customers

Revenues from two customers of the Controls and Electronics segment represented approximately $1,905,019 and $1,382,840 of the Company’s consolidated revenues for the years ended August 31, 2002 and 2001, respectively. Revenues from one customer of the Industrial Products segment represented approximately $2,490,748 of the company’s consolidated revenues for the year ended August 31, 2002.

Note 12.	Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of August 31, 2002, the Company’s current liabilities exceeded its current assets by $379,397. Its total liabilities of $11,020,010 exceed its total Assets of $11,434,804 less deferred tax assets of $1,204,551 by $789,757. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and known sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability.

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 12.	Going Concern (Cont’d)

Management and the primary lenders for both business segments are in negotiations concerning the current financing packages set to expire in late December 2002 and early January 2003. Management is confident that a new agreement with the current primary lenders or other lending sources will be reached to insure a stable operating environment.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 13.	Subsequent Events

The company completed the sale of its vacant plant facility in Newberry, SC in September, 2002 for $350,000. The net proceeds after costs of the sale were applied to existing loans from its primary lender. Approximately $250,000 was applied to the mortgage loan and $91,000 was applied to the revolving credit line.

Note 14.	Impairment of Assets

In 2002, during the course of the company’s strategic review of its Industrial Products segment, the company assessed the recoverability of the carrying value of certain assets related to its composites product lines which resulted in a write down of excess inventories of $37,500 and an impairment loss of $37,500. The impairment loss reflects the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows. The write down of composite inventory is recorded as a component of cost of goods sold. The impairment loss is recorded as a component of general, administrative and other expense in the income statement for the year ended August 31, 2002.

Independent Auditor’s Report

The Board of Directors
Glassmaster Company
126 Glassmaster Road
Lexington, S.C. 29072

     We have audited the accompanying consolidated balance sheets of Glassmaster Company and subsidiary as of August 31, 2002 and 2001, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glassmaster Company and subsidiary as of August 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company and its subsidiary will continue as a going concern. As discussed in Note 12 to the financial statements, the Company and its subsidiary has suffered recurring losses from operations and does not have sufficient tangible equity capital to sustain operations for the next year, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brittingham, Dial, and Jeffcoat
Certified Public Accountants
West Columbia, SC
October 31, 2002

Exhibit Index

Exhibit No.	Exhibit	Sequential Page No.

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.	—

3.2	Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.	—

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.	—

11	Computation of Earnings Per Share for two years ended August 31, 2002 and 2001.	30

21	Subsidiaries of the Company	31