Form 10QSB
period 2002-12-01
GLASSMASTER CO
filed 2003-01-16
CIK 109870

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 1, 2002.

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

No Change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

(1)	Has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
YES X NO

(2)	Has been subject to such filing requirements for the past 90 days
YES X NO

Common shares outstanding December 1, 2002:   1,643,390 par value $0.03

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company
Consolidated Comparative Balance Sheet
(Thousands)

	December 1, 2002		August 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash		$106		$173
Accounts Receivable (Net of Reserve)		2,213		2,818
Other Current Receivables		7		7
Inventories:
Raw Materials	$2,060		$1,812
Work in Process	385		342
Finished Products	707	3,152	569	2,723

Deferred Income Taxes		48		48
Prepaid Expenses and Other Current Assets		210		49

Total Current Assets		5,736		5,818

Fixed Assets (Net of Dep’n)
Property and Equipment (at cost)		3,805		4,283

Other Assets
CSV Life Insurance, Deferred Tax Assets and Other Unamortized Assets		1,325		1,334

Total Assets		$10,866		$11,435

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Accounts Payable		$2,439		$2,248
Accrued Expenses		256		174
Notes & Mortgages Payable		3,480		3,733

Total Current Liabilities		6,175		6,155

Long Term Liabilities
Notes, Mtges, and Debentures Due After One Year		4,451		4,865

Total Liabilities		10,626		11,020

Stockholders’ Equity
Capital Stock (Authorized 5,000,000 Shares $0.03 Par — 1,643,390 (2003), 1,630,696 (2002) Shares Issued and Outstanding	$49		$49
Paid-In Capital	1,367		1,367
Donated Capital	124		124
Retained Earnings	(1,300)	240	(1,125)	415

Total Liabilities and Equity		$10,866		$11,435

Glassmaster Company
Consolidated Comparative Income Statement
(In thousands except per share amounts)(Unaudited)

	Three Months Ended

	December 1, 2002	December 2, 2001

Net Sales	$3,974	$4,229
Cost of Sales	3,520	3,915

Gross Profit	454	314

Costs and Expenses:
Selling	178	185
General and Administrative	113	240
Other Income and Expense — Net	194	132

Total Costs and Expenses	485	557

Income (Loss) From Operations	(31)	(243)
Interest Expense	144	177

Income (Loss) Before Income Taxes	(175)	(420)
Income Taxes	0	0

Net Income (Loss)	$(175)	$(420)

Net Income (Loss) Per Share (1,643,390 Shares)	(0.11)	(0.26)
(Basic and Diluted)

Dividends Paid Per Share	$0.00	$0.00

Glassmaster Company
Consolidated Statement of Cash Flows
(Thousands)(Unaudited)

	Three Months Ended

	December 1, 2002	December 2, 2001

Cash Flows From Operating Activities
Net Income	$(175)	$(420)
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation	171	188
Amortization	6	14
Increase in Deferred Income Taxes	0	0
(Gain) Loss on Sale of Assets	(35)	0
Changes in Operating Assets & Liabilities:
Decrease (Increase) in Receivables	605	28
Decrease (Increase) in Inventories	(429)	(322)
Decrease (Increase) in Prepaid Expenses & Other Current Assets	(161)	(117)
Increase (Decrease) in Accounts Payable	191	60
Increase (Decrease) in Accrued Expenses	82	8

Net Cash Provided (Used) By Operating Activities	255	(161)

Cash Flows From Investing Activities
Additional Investment in Fixed Assets	(5)	(39)
Cash Received From Sale of Assets	350	0
Additional Investment in Other Assets	0	6

Net Cash Provided (Used) By Investing Activities	345	(33)

Cash Flows From Financing Activities
Proceeds from Exercise of Stock Options	0	0
Proceeds from Short-Term Borrowings	8	0
Repayment of Short-Term Borrowings	(1)	(1)
Proceeds from Long-Term Obligations	0	0
Repayment of Long-Term Obligations	(414)	(66)
Net Increase (Decrease) in Short-Term Revolving Lines of Credit	(260)	190

Net Cash Provided (Used) By Financing Activities	(667)	123

Net Increase (Decrease) In Cash	(67)	(71)

Cash At Beginning of Period	173	99

Cash At End of Period	$106	$28

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest (Net of Amount Capitalized)	$144	$179
Income Taxes	0	0

Glassmaster Company
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 1, 2002 are not necessarily indicative of the results that may be expected for the year ended August 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2002. Certain prior year amounts may have been reclassified to conform with the 2003 presentation.

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated sales for the first quarter ended December 1, 2002 (2003 fiscal year) were $3,974,033, a decrease of 6.0% when compared to sales of $4,228,809 during the first quarter of the 2002 fiscal year. Monofilament sales declined by 6.9% this year versus the prior year period due to further contraction in the manufacturing sector of the national economy. Monofilament sales are expected to improve as the economy recovers. Glassmaster Controls Company sales were the same as last year but with a higher percentage of electronic assemblies and circuit boards. The increased sales of electronic products was mostly offset by a further decline in sales of steel wire cable assemblies and molded plastic control panels that are used primarily in the production of medium and heavy duty trucks and buses. The remainder of this fiscal year should see further growth in electronic product sales and a continuation of slow sales in non-electronic products.

     Gross profit realized during the first quarter increased to $453,868, or 11.4% of sales, from $314,216, or 7.4% of sales, in the prior year first quarter. The improvement in gross profit is primarily due to a favorable mix of product sales and manufacturing cost reductions.

     Selling, G&A, and Other Income and Expenses (Net) declined from $556,832, or 13.2% of sales, during the prior year first quarter, to $484,636, or 12.2% of sales in the current year period. The decrease is due to lower variable selling expenses resulting from the decline in sales, lower corporate expenses due to payroll and other cost reductions, and the recognition of other income from the sale of the Newberry, SC facility and tooling sales at Controls.

     Interest expense totaled $143,775 during this year’s first quarter compared with $177,453 last year, a decrease of 19%. The decrease in interest expense is attributable to lower interest rates and slightly lower average borrowings outstanding.

     Income (Loss) before income taxes was ($174,543) during the current year first quarter compared with ($420,069) in the year ago quarter.

Item 2. Management’s Discussion and Analysis (Cont’d)

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided (used) from operating activities was $255,000 during the first quarter of the 2003 fiscal year compared with ($160,874) during the prior year first quarter. The improvement in cash provided from operating activities is primarily due to lower accounts receivable coupled with improved operating results.

     Cash provided (used) by investing activities during the first quarter was $344,559 compared to ($32,830) in the year ago quarter. The Company completed the sale of the Newberry, SC facility for $350,000 in this year’s first quarter. No new material capital expenditures are currently planned.

     Net cash provided (used) by financing activities was ($667,576) in the current year first quarter versus $122,916 last year. The decline in cash from financing activities in the current year period is due to repayment of long term debt and a reduction in short term borrowings.

     As discussed more fully in the company’s Form 10-KSB filing for the fiscal year ended August 31, 2002, the company and its subsidiary had credit agreements that expired on January 5, 2003 and December 24, 2002, respectively. The company and its subsidiary have received loan modification commitments from its primary lenders to extend the maturity dates to July 7, 2003 and June 30, 2003, respectively. The company currently anticipates that its short term cash requirements will be provided by operations and by these committed loan agreements. The company continues its effort to raise equity capital and to seek alternate lending sources to meet its long term capital and liquidity needs.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

None.

b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended December 1, 2002.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY LEXINGTON, SC

Date January 16, 2003	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date January 16, 2003	/s/ William Beckham

William Beckham
(Treasurer, Controller, and
Principal Financial Officer)

Certifications

I, Raymond M. Trewhella , certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Glassmaster Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Certifications (cont’d)

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003

/s/ Raymond M. Trewhella

Raymond M. Trewhella Chairman of the Board Principal Executive Officer

I, William Beckham , certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Glassmaster Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

\

Certifications (cont’d)

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003

/s/ William Beckham William Beckham Treasurer, Controller, and Principal Financial Officer