Form 10KSB/A
period 2002-08-31
GLASSMASTER CO
filed 2003-03-17
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-KSB/A

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002 Commission File Number 0-2331

GLASSMASTER COMPANY

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0283724

(State of incorporation)	(IRS Employer ID No.)

PO Box 788, Lexington SC (Address of principal executive offices)	29071 (Zip Code)

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

Item 6. Management’s Discussion and Analysis(Cont’d)

Comparison of 2001 to 2000 (Cont’d)

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

Liquidity and Capital Resources (Cont’d)

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

Item 7. Financial Statements

     Financial Statements of Glassmaster Company and the Notes to Financial Statements for the fiscal years ended August 31, 2002 and 2001 appear on pages 15 through 29, the Index to the Exhibits and Exhibits appear on page 10, and the Report of Independent Auditors appears on page 30 of this report.

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

Item 14. Controls and Procedures

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

GLASSMASTER COMPANY

By	/s/ Raymond M. Trewhella	By	/s/ William Beckham
	Raymond M. Trewhella, CEO (Principal Executive Officer)		William Beckham, Corporate Controller (Principal Financial Officer) (Principal Accounting Officer)

Date March 17, 2003	Date March 17, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By	/s/ Stephen W. Trewhella	By	/s/ Raymond M. Trewhella
	Stephen W. Trewhella, Director		Raymond M. Trewhella, Director

Date March 17, 2003	Date March 17, 2003

By	/s/ Stephen W. Trewhella, Jr.	By	/s/ Melvin L. Chavis
	Stephen W. Trewhella, Jr., Director		Melvin L. Chavis, Director

Date March 17, 2003	Date March 17, 2003

Certifications

I, Raymond M. Trewhella , certify that:

1.  I have reviewed this annual report on Form 10-KSB of Glassmaster Company;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

Certifications (cont’d)

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Raymond M. Trewhella

Raymond M. Trewhella
CEO and Chairman of the Board of Directors
Principal Executive Officer

I, William Beckham , certify that:

1.  I have reviewed this annual report on Form 10-KSB of Glassmaster Company;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

Certifications (cont’d)

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ William Beckham

William Beckham
Corporate Controller
Principal Financial Officer
Principal Accounting Officer

GLASSMASTER COMPANY

LEXINGTON, SC

FINANCIAL STATEMENTS

FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

GLASSMASTER COMPANY
LEXINGTON SC
BALANCE SHEET
AUGUST 31, 2002 AND 2001

	August 31, 2002		August 31, 2001

Assets
Cash		$173,296		$99,205
Accounts Receivable - Trade	$2,954,060		$2,928,654
Less: Allowance for Doubtful Accts	136,132	2,817,928	113,803	2,814,841

Accounts Receivable - Other		7,276		682
Inventories		2,723,476		2,923,260
Prepaid Expenses		48,668		70,340
Deferred Income Taxes		47,526		39,759

Current Assets		5,818,170		5,948,097
Fixed Assets (Net of Depreciation) Manufacturing Property		4,283,253		4,961,733
Other Assets		1,333,381		1,409,002

Total Assets		$11,434,804		$12,318,832

Liabilities
Accounts Payable		2,248,128		2,210,222
Accrued Expenses		173,556		223,492
Notes, Mortgages & Debentures Payable - Current		3,732,818		3,719,543

Current Liabilities		6,154,502		6,153,257
Other Liabilities
Notes, Mortgages and Debentures Payable - Long Term		4,865,508		5,217,449

Total Liabilities		11,020,010		11,370,706
Stockholders’ Equity
Capital Stock (Authorized 5,000,000 Shares $.03 Par – 1,643,390 & 1,630,696 Shares Issued and Outstanding)	49,302		48,921
Paid-In Capital	1,367,459		1,357,840
Donated Capital	124,210		124,210
Retained Earnings (Deficit)	(1,126,177)	414,794	(582,845)	948,126

Total Liabilities and Equity		$11,434,804		$12,318,832

The accompanying notes to financial statements are an integral part of this statement.

GLASSMASTER COMPANY
LEXINGTON SC
STATEMENT OF STOCKHOLDERS EQUITY
FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

	August 31, 2002	August 31, 2001

Capital Stock:
Balance - September 1	$48,921	$48,921
Proceeds from Sale of Shares Under Stock Option Plan	381

Balance - August 31	49,302	48,921

Additional Paid In Capital:
Balance - September 1	1,357,840	1,357,840
Proceeds from Sale of Shares Under Stock Option Plan	9,619

Balance - August 31	1,367,459	1,357,840

Donated Capital:	124,210	124,210

Retained Earnings:
Balance - September 1	(582,845)	688,826
Net Income (Loss)	(543,332)	(1,271,671)
Common Stock Dividends Paid
Balance - August 31	(1,126,177)	(682,845)

Total Stockholders Equity	$414,794	$948,126

The accompanying notes to financial statements are an integral part of this statement.

GLASSMASTER COMPANY
LEXINGTON SC
INCOME STATEMENT
FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

	August 31, 2002	August 31, 2001

Sales	$17,644,613	$18,916,086
Cost of Sales	15,354,996	17,223,701

Gross Profit on Sales	2,289,617	1,692,385
Expenses
Selling Expense	766,575	931,076
General and Administrative and Other Expense	1,492,903	1,810,500
Provision for Doubtful Accounts	38,167	65,794

Total Expenses	2,297,645	2,807,370

Income (Loss) from Operations	(8,028)	(1,114,985)
Interest Expense	665,781	832,110

Income (Loss) Before Income Taxes	(673,809)	(1,947,095)
Provision for Income Taxes
Current
Deferred	(130,477)	(675,424)

Total - Provision for Income Taxes	(130,477)	(675,424)

Net Income (Loss)	$(543,332)	$(1,271,671)

Earnings (Loss) Per Common Share (Basic and Diluted)
Income from Continuing Operations	$(.33)	$(.78)

Net Income (Loss)	$(.33)	$(.78)

The accompanying notes to financial statements are an integral part of this statement.

GLASSMASTER COMPANY
LEXINGTON SC
STATEMENT OF CASH FLOWS
FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

	August 31, 2002	August 31, 2001

Cash Flows From Operating Activities
Net Income (Loss)	$(543,332)	$(1,271,671)
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation & Amortization	802,273	920,016
(Increase) Decrease in Deferred Income Taxes	(130,477)	(675,424)
(Gain) Loss on Sale of Assets	2,223	16,299
Impairment of Long-Lived Assets	37,500
(Increase) Decrease in CSV Life Insurance		182,867
Changes in Operating Assets and Liabilities:
Accounts Receivable Decrease (Increase)	(3,078)	537,027
Accounts Receivable–Other Decrease (Increase)	(6,594)	16,841
Inventories Decrease (Increase)	199,783	249,597
Prepaid Expenses Decrease (Increase)	21,673	104,616
Accounts Payable Increase (Decrease)	37,905	(157,925)
Accrued Expenses Increase (Decrease)	(49,934)	39,465

Income Taxes Payable Increase (Decrease)
Net Cash Provided (Used) by Operating Activities	367,942	(38,292)

Cash Flows From Investing Activities
Cash Payments for the Purchase of Fixed Assets	(110,951)	(293,552)
Cash Payments for Deferred Charges	(21,415)	(110,609)
Cash Proceeds from the Sale of Property		22,000
Cash Advanced from Cash Surrender Value Life Insurance	167,181	134,299
Premiums Paid for Cash Surrender Value Life Insurance		(52,366)

Net Cash Provided (Used) by Investing Activities	34,815	(300,228)

Cash Flows From Financing Activities
Proceeds From Issuance of Common Stock	10,000
Proceeds From Issuance of Short-term Debt		1,265,000
Proceeds From Issuance of Long-Term Debt	609,106	475,984
Proceeds From Issuance of Debentures		410,000
Principal Payments on Short-Term Debt	(500,000)	(750,000)
Principal Payments on Long-Term Debt	(793,765)	(997,655)
Net Borrowings (Repayments) Under Line of Credit	345,993	155,625)

Net Cash Provided (Used) by Financing Activities	(328,666)	247,704

Net Increase (Decrease) in Cash	74,091	(90,816)
Cash at Beginning of Year	99,205	190,021

Cash at End of Year	$173,296	$99,205

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest (Net of Amount Capitalized)	$690,679	$816,003
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

Advertising

The company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $ 22,903 and $67,887 for the years ended August 31, 2002 and 2001, respectively.

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

Note 2.      Fixed Assets(Cont’d)

The provision for depreciation charged against income for the fiscal years ended August 31, 2002 and 2001, totaled $749,924 and $875,190, respectively. The company computes depreciation using the straight line method over the estimated useful lives of the assets as indicated below. The company utilizes applicable accelerated methods for tax purposes.

			Estimated
	2002	2001	Useful Lives

Land	$190,274	$190,274	N/A
Buildings	3,713,950	3,843,757	30 to 40 years
Furniture and Fixtures	491,399	494,172	5 to 7 years
Automotive Equipment	151,689	151,689	3 to 5 years
Plant Equipment	7,438,336	7,452,424	7 to 10 years
Tooling & Dies	815,858	742,713	3 to 5 years

Total	12,801,506	12,875,029
Less:
Accumulated Depreciation	(8,518,253)	(7,913,296)

Fixed Assets, net	4,283,253	4,961,733

Note 3.      Income Taxes

Components of the provision (benefit) for income taxes on continuing operations are shown below:

	2002		2001

	Current	Deferred	Current	Deferred

Federal		$(145,579)		$(611,590)
State		15,102		(63,834)

Total		(130,477)		(675,424)

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

Note 3.      Income Taxes – (Cont’d)

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

GLASSMASTER COMPANY, INC.
LEXINGTON, SOUTH CAROLINA
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2002 AND 2001

Note 7.      Leases

The Company renegotiated an existing equipment lease in December 2001 with the lessor that reduced scheduled lease payments during the year ended August 31, 2002 and extended the lease term which was to expire in August of 2002. The renewed lease was effective as of December 1, 2001 and calls for gradusted monthly payments $0 to $8,503 for a period of thirty-six months. Future minimum lease payments under the lease are as follows:

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

	2002		2001

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding-Beginning of Year	100,300	$1.33	24,400	$3.51
Granted	7,500	.85	83,000	.85
Exercised
Forfeited	(30,200)	1.76	(7,100)	3.15

Outstanding-End of Year	77,600	1.12	100,300	1.33

Following is a summary of the status of the incentive options outstanding at August 31, 2002:

Outstanding Options				Exercisable Options

Weighted
		Average	Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price

$4.00	6,600	2 years	$4.00	6,600	$4.00
.85	71,000	9 years	.85	12,700	.85

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

Note 11.      Business Segments(Cont’d)

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

Brittingham, Dial, and Jeffcoat
Certified Public Accountants
West Columbia, SC
October 31, 2002

Exhibit Index

Exhibit No.	Exhibit	Sequential Page No.

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference	—

3.2	Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference	—

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference	—

11	Computation of Earnings Per Share for two years ended August 31, 2002 and 2001.	32

21	Subsidiaries of the Company	33