Form 10QSB
period 2003-03-02
GLASSMASTER CO
filed 2003-04-16
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 2, 2003

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 0-2331

GLASSMASTER COMPANY

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0283724

(State or other jurisdiction of Incorporation of organization	(IRS Employer Identification No.)

PO Box 788, Lexington SC	29071

(Address of principal executive offices)	(Zip Code)

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
YES X NO

Common shares outstanding March 2, 2003: 1,643,390 par value $0.03

GLASSMASTER COMPANY

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 2, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company
Consolidated Comparative Balance Sheet
(Thousands)

	March 2, 2003		August 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash		$16		$173
Accounts Receivable (Net of Reserve)		2,480		2,818
Other Current Receivables		0		7
Inventories:
Raw Materials	$2,003		$1,812
Work in Process	416		342
Finished Products	500	2,919	569	2,723

Deferred Income Taxes		48		48
Prepaid Expenses and Other Current Assets		172		49

Total Current Assets		5,635		5,818

Fixed Assets (Net of Dep’n)
Property and Equipment (at cost)		3,655		4,283

Other Assets
CSV Life Insurance, Deferred Tax Assets and Other Unamortized Assets		1,313		1,334

Total Assets		$10,603		$11,435

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Accounts Payable		$2,174		$2,248
Accrued Expenses		247		174
Notes & Mortgages Payable		3,801		3,733

Total Current Liabilities		6,222		6,155

Long Term Liabilities
Notes, Mtges, and Debentures Due After One Year		4,413		4,865

Total Liabilities		10,635		11,020

Stockholders’ Equity
Capital Stock (Authorized 5,000,000 Shares $0.03 Par — 1,643,390 (2003), 1,630,696 (2002) Shares Issued and Outstanding	$49		$49
Paid-In Capital	1,367		1,367
Donated Capital	124		124
Retained Earnings	(1,572)	(32)	(1,125)	415

Total Liabilities and Equity		$10,603		$11,435

The accompanying notes to financial statements are an integral part of this statement.

Glassmaster Company
Consolidated Comparative Income Statement
(In thousands except per share amounts)(Unaudited)

	Three Months Ended

	March 2, 2003	March 3, 2002

Net Sales	$4,008	$4,306
Cost of Sales	3,613	3,809

Gross Profit	395	497

Costs and Expenses:
Selling	185	183
General and Administrative	151	216
Other Income and Expense — Net	181	89

Total Costs and Expenses	517	488

Income (Loss) From Operations	(122)	9
Interest Expense	150	163

Income (Loss) Before Income Taxes	(272)	(154)
Income Taxes	0	0

Net Income (Loss)	$(272)	$(154)

Net (Loss) Per Share (1,643,390 Shares)	(0.17)
Net (Loss) Per Share (1,630,696 Shares)		(0.09)
(Basic and Diluted)

Dividends Paid Per Share	$0.00	$0.00

The accompanying notes to financial statements are an integral part of this statement.

Glassmaster Company
Consolidated Comparative Income Statement
(In thousands except per share amounts)(Unaudited)

	Six Months Ended

	March 2, 2003	March 3, 2002

Net Sales	$7,987	$8,542
Cost of Sales	7,138	7,731

Gross Profit	849	811

Costs and Expenses:
Selling	362	368
General and Administrative	265	456
Other Income and Expense — Net	376	220

Total Costs and Expenses	1,003	1,044

Income (Loss) From Operations	(154)	(233)
Interest Expense	293	340

Income (Loss) Before Income Taxes	(447)	(573)
Income Taxes	0	0

Net Income (Loss)	$(447)	$(573)

Net (Loss) Per Share (1,643,390 Shares)	(0.27)
Net (Loss) Per Share (1,630,696 Shares)		(0.35)
(Basic and Diluted)

Dividends Paid Per Share	$0.00	$0.00

The accompanying notes to financial statements are an integral part of this statement.

Glassmaster Company
Consolidated Statement of Cash Flows
(Thousands)(Unaudited)

	Six Months Ended

	March 2, 2003	March 3, 2002

Cash Flows From Operating Activities
Net Income	$(447)	$(574)
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation	337	385
Amortization	36	26
Increase in Deferred Income Taxes	0	0
(Gain) Loss on Sale of Assets	(35)	0
Changes in Operating Assets & Liabilities:
Decrease (Increase) in Receivables	345	443
Decrease (Increase) in Inventories	(196)	69
Decrease (Increase) in Prepaid Expenses & Other Current Assets	(123)	(97)
Increase (Decrease) in Accounts Payable	(74)	(169)
Increase (Decrease) in Accrued Expenses	73	(98)

Net Cash Provided (Used) By Operating Activities	(84)	(15)

Cash Flows From Investing Activities
Additional Investment in Fixed Assets	(23)	70
Cash Received From Sale of Assets	350	0
Increase (Decrease) in CSV Life Insurance	0	(175)
Additional Investment in Other Assets	(16)	0

Net Cash Provided (Used) By Investing Activities	311	(105)

Cash Flows From Financing Activities
Proceeds from Short-Term Borrowings	0	0
Repayment of Short-Term Borrowings	(3)	(117)
Proceeds from Long-Term Obligations	8	105
Repayment of Long-Term Obligations	(460)	(208)
Net Increase (Decrease) in Short-Term Revolving Lines of Credit	71	105

Net Cash Provided (Used) By Financing Activities	(384)	(115)

Net Increase (Decrease) In Cash	(157)	(24)

Cash At Beginning of Period	173	99

Cash At End of Period	$16	$75

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest (Net of Amount Capitalized)	$208	$346
Income Taxes	0	0

The accompanying notes to financial statements are an integral part of this statement.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — Basis of Presentation

     The accompanying unaudited financial statements which include the accounts of Glassmaster Company (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included. Operating results for the six-month period ended March 2, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2002.

NOTE 2 — Revenue Recognition

     Revenue from the sale of the Company’s manufactured products is recognized when persuasive evidence of an arrangement exists, the product has been delivered to the customer, the product selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured.

NOTE 3 — Accounts Receivable

     The company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $125,355 and $126,811 as of March 2, 2003 and March 3, 2002, respectively.

NOTE 4 — Reclassification

     Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 5 — Notes and Mortgages Payable

     Substantially all property, plant and are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it’s subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the company and $1,150,000 for the company’s subsidiary. The balances as of March 2, 2003 were $1,872,528 and $992,147 and the balances as of March 3, 2002 were $2,049,010 and $785,000, respectively.

     As disclosed in the company’s Form 10-QSB filing dated January 16, 2003, the company and its wholly owned subsidiary had received loan modification commitments from its primary lenders that extended the maturity dates of these revolving loan agreements to July 7, 2003 and June 30, 2003, respectively. During the second quarter the company asked for and was granted temporary deferments from making principal payments on its long-term debt by its lender in South Carolina. These deferments have been on a month to month basis and to date total $135,000. On March 14, 2003 this same lender advanced an additional $146,000 in short term working capital to supplement the liquidity of the company pending further evaluation of the overall credit relationship. Both primary lenders have recently completed appraisals of all real estate and equipment owned by the company to determine a current valuation of the collateral underlying the loans. In addition, the company has provided the lenders with updated projections of operating cash flows. On April 11, 2003 the company’s lender in South Carolina revised its loan agreement to extend the maturity date from July 7, 2003 to September 5, 2003. Both lenders have so far expressed a willingness to continue to work with the company while alternative sources of debt and equity financing are pursued.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 — Segment Reporting

     The Company classifies its business into two segments based on products offered and geographic location; Industrial Products and Controls and Electronics. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and sold for use in a variety of industrial applications and markets. The Controls and Electronics segment produces flexible cable controls, mechanical and electronic HVAC controls, molded control panels and electronic testing equipment, that are sold for use in the heavy truck, marine, and agricultural industries and is a contract manufacturer of custom electronic products.

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

	Three Months Ended March 2, 2003

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$5,180,884	$3,848,549	$1,573,581	$10,603,014
Revenues from External Customers	2,407,382	1,601,185		4,008,567
Segment Profit (Loss)	24,436	39,792	(186,719)	(122,491)
Interest Expense	120,673	28,843		149,516

Income (Loss) Before Income Taxes				(272,007)

	Three Months Ended March 3, 2002

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$6,115,382	$3,745,398	$1,660,808	$11,521,588
Revenues from External Customers	2,727,535	1,578,502		4,306,037
Segment Profit (Loss)	94,490	26,582	(111,700)	9,372
Interest Expense	127,152	35,837		162,989

Income (Loss) Before Income Taxes				(153,617)

	Six Months Ended March 2, 2003

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$5,180,884	$3,848,549	$1,573,581	$10,603,014
Revenues from External Customers	4,957,357	3,030,247		7,987,604
Segment Profit (Loss)	159,171	76,021	(388,541)	(153,349)
Interest Expense	234,732	58,560		293,292

Income (Loss) Before Income Taxes				(446,641)

	Six Months Ended March 3, 2002

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$6,115,382	$3,745,398	$1,660,808	$11,521,588
Revenues from External Customers	5,516,255	3,025,962		8,542,217
Segment Profit (Loss)	28,945	20,597	(282,786)	(233,244)
Interest Expense	269,993	70,449		340,442

Income (Loss) Before Income Taxes				(573,686)

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated Net Sales for the second quarter ended March 2, 2003 were $4,008,567, a decrease of 7.0% when compared with prior year second quarter sales of $4,306,037. The decrease in comparative second quarter sales is due to lower sales at Monofilament resulting from continued weakness in the industrial sector of the U.S. economy. Sales in the second quarter at Glassmaster Controls increased slightly less than 1.0% compared to the same period of the prior year as sales of electronic controls and circuit boards continue to grow while sales of mechanical controls and control panels have declined due to a prolonged slump in the domestic truck manufacturing industry. Year to date consolidated sales total $7,987,604, a decrease of 6.5% when compared to prior year to date sales of $8,542,217. Industrial Products segment sales have declined by approximately 10.1% while Controls and Electronics segment sales were unchanged when compared to the prior year six month period.

     Gross Profit realized during the second quarter declined to $395,447, or 9.9% of sales, from $496,686, or 11.5% of sales in the year ago second quarter. The decrease in gross profit is due to lower sales and corresponding manufacturing throughput at Monofilament. Notwithstanding the lower sales volumes, year to date gross profit margins have increased to 10.6% of sales this year from 9.5% of sales last year due to manufacturing cost reductions and a favorable mix of products sold during this year’s first quarter. The company continues in its efforts to reduce the costs of manufacturing on all its products but any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Selling, G&A, and Other Income and Expenses (Net) increased to $517,938, or 12.9 of sales, in the current year second quarter, compared to $487,315, or 11.3% of sales in the prior year period. The increase is due to higher costs associated with the company employee health care plan. On a year to date basis, these expenses total $1,002,573, or 12.5% of sales, compared with $1,044,147, or 12.2% of sales last year.

     Interest Expense totaled $149,516 during this year’s second quarter compared with $162,989 last year, a decrease of 8.3%. Year to date interest expense totals $293,292 compared with $340,442 last year, a decline of 13.8%. The decrease in interest expense is attributable to a decline in interest rates and lower average borrowings outstanding compared to last year’s quarterly and year to date periods.

     The Income (Loss) Before Income Taxes was ($272,007) during the current year second quarter compared with $(153,617) in the year ago quarter. The year to date loss totals ($446,641) versus ($573,686) last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were ($84,007) during the first six months of the 2003 fiscal year compared with ($14,568) during the prior year period. The decline in cash provided from operating activities is primarily due to increased inventories at Controls.

Item 2. Management’s Discussion and Analysis (Cont’d)

     Cash (provided) used by investing activities year to date was ($311,003) compared to ($105,539) in the year ago period. Cash received from the sale of the Newberry, SC plant in the first quarter of this fiscal year and lower purchases of equipment at Controls this year to date compared with the prior year period accounts for the change. The current year comparative improvement was partially offset by $175,337 in proceeds realized from the surrender of all life insurance policies associated with a key man benefit program that occurred in the prior year period.

     Net cash provided (used) by financing activities was ($383,886) in the current year to date period versus ($114,521) last year. The increase in cash used by investing activities is primarily due to the net proceeds from the sale of the Newberry, SC facility having been applied to debt reduction. The current year period benefited from principal payment deferrals on long-term obligations that were granted by the company’s primary lender in South Carolina. See Note 5, Notes and Mortgages Payable, for further information regarding these payment deferrals and a current status of the company’s discussions with its lenders.

     The company currently anticipates that its cash requirements during the remainder of the 2003 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.

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

PART II — OTHER INFORMATION

Item 5. Other Information

     The company filed with the Securities and Exchange Commission a Proxy Statement on Schedule 14(a) under the Securities and Exchange Act of 1934 dated December 27, 2002 for use at the Annual Meeting of Stockholders to be held on Friday, January 24, 2003. The proxies were solicited on behalf of the Board of Directors of the company to elect directors and to consider and vote upon the ratification and appointment of Brittingham, Dial & Jeffcoat CPA’s (“Brittingham”) as independent auditors for the company’s fiscal year ending August 31, 2003. This Proxy Statement filing inadvertently omitted disclosures required by Item 9(e) of Schedule 14(a) related to the company’s relationship with its independent accountants. This information is presented below.

     The fees billed to the company by Brittingham during the last two fiscal years were as follows:

	2002	2001

Annual Audit Fees	$25,000	$25,000
Audit Related Fees	5,000	5,000
Tax Fees	6,000	6,000
All Other Fees	0	0

     The Annual Audit Fees include amounts billed for the audit of the company’s annual consolidated financial statements and the timely review of the financial statements included in the Forms 10-QSB filed by the company during the year. Audit Related Fees include amounts billed for the completion of the audit of the company’s Employee Retirement Savings Plan. Tax Fees include amounts billed for the preparation of the company’s Federal and State income tax returns. There were no Other Fees.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 99.1 — Certification of Periodic Report

b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 2, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY
LEXINGTON, SC

Date: April 16, 2003	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: April 16, 2003	/s/ William Beckham

William Beckham
(Corporate Controller & Treasurer,
Principal Financial Officer)

Certifications

I, Raymond M. Trewhella, certify that:

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

Date: April 16, 2003

/s/ Raymond M. Trewhella

Raymond M. Trewhella
CEO and Chairman of the Board
Principal Executive Officer

Certifications (cont’d)

I, William Beckham, certify that:

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

Date: April 16, 2003

/s/ William Beckham

William Beckham
Corporate Controller & Treasurer
Principal Financial Officer