Form 10QSB
period 2003-06-01
GLASSMASTER CO
filed 2003-07-15
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 1, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

GLASSMASTER COMPANY

(Exact name of small business issuer as specified in its charter)

South Carolina	0-2331	57-0283724

(State or other jurisdiction of Incorporation of organization	(Commission File Number)	(IRS Employer Identification No.)

PO Box 788, Lexington SC	29071

(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including area code:    803-359-2594

No Change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

(1)	Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months YES ☒ NO ☐

(2)	Has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

Common shares outstanding June 1, 2003:    1,643,390 par value $0.03

GLASSMASTER COMPANY

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 1, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company
Consolidated Comparative Balance Sheet
(Thousands)

	June 1, 2003		August 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash		$98		$173
Accounts Receivable (Net of Reserve)		2,522		2,818
Other Current Receivables		35		7
Inventories:
Raw Materials	$2,019		$1,812
Work in Process	467		342
Finished Products	556	3,042	569	2,723

Deferred Income Taxes		48		48
Prepaid Expenses and Other Current Assets		319		49

Total Current Assets		6,064		5,818

Fixed Assets (Net of Dep’n)
Property and Equipment (at cost)		3,494		4,283

Other Assets
CSV Life Insurance, Deferred Tax Assets and Other Unamortized Assets		1,306		1,334

Total Assets		$10,864		$11,435

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Accounts Payable		$2,039		$2,248
Accrued Expenses		233		174
Notes & Mortgages Payable		4,099		3,733

Total Current Liabilities		6,371		6,155

Long Term Liabilities
Notes, Mtges, and Debentures Due After One Year		4,376		4,865

Total Liabilities		10,747		11,020

Stockholders’ Equity
Capital Stock (Authorized 5,000,000 Shares $0.03 Par — 1,643,390 (2003), 1,630,696 (2002)
Shares Issued and Outstanding	$49		$49
Paid-In Capital	1,367		1,367
Donated Capital	124		124
Retained Earnings	(1,423)	117	(1,125)	415

Total Liabilities and Equity		$10,864		$11,435

The accompanying notes to financial statements are an integral part of this statement.

Glassmaster Company
Consolidated Comparative Income Statement
(In thousands except per share amounts)(Unaudited)

	Three Months Ended

	June 1, 2003	June 2, 2002

Net Sales	$3,971	$4,322
Cost of Sales	3,158	3,574

Gross Profit	813	748

Costs and Expenses:
Selling	190	199
General and Administrative	196	225
Other Income and Expense — Net	165	133

Total Costs and Expenses	551	557

Income (Loss) From Operations	262	191
Interest Expense	113	169

Income (Loss) Before Income Taxes	149	22
Income Taxes	0	0

Net Income (Loss)	$149	$22

Net (Loss) Per Share (1,643,390 Shares)	0.09
Net (Loss) Per Share (1,630,696 Shares)		.01
(Basic and Diluted)

Dividends Paid Per Share	$0.00	$0.00

The accompanying notes to financial statements are an integral part of this statement.

Glassmaster Company
Consolidated Comparative Income Statement
(In thousands except per share amounts)(Unaudited)

	Nine Months Ended

	June 1, 2003	June 2, 2002

Net Sales	$11,958	$12,864
Cost of Sales	10,296	11,305

Gross Profit	1,662	1,559

Costs and Expenses:
Selling	552	567
General and Administrative	461	681
Other Income and Expense — Net	540	353

Total Costs and Expenses	1,553	1,601

Income (Loss) From Operations	109	(42)
Interest Expense	406	510

Income (Loss) Before Income Taxes	(297)	(552)
Income Taxes	0	0

Net Income (Loss)	$(297)	$(552)

Net (Loss) Per Share (1,643,390 Shares)	(0.18)
Net (Loss) Per Share (1,630,696 Shares)		(0.34)
(Basic and Diluted)

Dividends Paid Per Share	$0.00	$0.00

The accompanying notes to financial statements are an integral part of this statement.

Glassmaster Company
Consolidated Statement of Cash Flows
(Thousands)(Unaudited)

	Nine Months Ended

	June 1, 2003	June 2, 2002

Cash Flows From Operating Activities
Net Income	$(297)	$(552)
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation	506	569
Amortization	39	36
Increase in Deferred Income Taxes	0	0
(Gain) Loss on Sale of Assets	(35)	0
Changes in Operating Assets & Liabilities:
Decrease (Increase) in Receivables	269	125
Decrease (Increase) in Inventories	(318)	91
Decrease (Increase) in Prepaid Expenses & Other Current Assets	(271)	(52)
Increase (Decrease) in Accounts Payable	(209)	(256)
Increase (Decrease) in Accrued Expenses	59	(45)

Net Cash Provided (Used) By Operating Activities	(257)	(84)

Cash Flows From Investing Activities
Additional Investment in Fixed Assets	(31)	(96)
Cash Received From Sale of Assets	350	0
Increase (Decrease) in CSV Life Insurance	0	167
Additional Investment in Other Assets	(12)	(14)

Net Cash Provided (Used) By Investing Activities	307	57

Cash Flows From Financing Activities
Proceeds from Exercise of Stock Options	0	10
Proceeds from Short-Term Borrowings	181	0
Repayment of Short-Term Borrowings	(14)	(393)
Proceeds from Long-Term Obligations	8	253
Repayment of Long-Term Obligations	(497)	(110)
Net Increase (Decrease) in Short-Term Revolving Lines of Credit	197	213

Net Cash Provided (Used) By Financing Activities	(125)	(27)

Net Increase (Decrease) In Cash	(75)	(54)

Cash At Beginning of Period	173	99

Cash At End of Period	$98	$45

Supplemental Disclosures of Cash Flow Information
Cash Paid For:
Interest (Net of Amount Capitalized)	$370	$501
Income Taxes	0	0

The accompanying notes to financial statements are an integral part of this statement.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – Basis of Presentation

     The accompanying unaudited financial statements which include the accounts of Glassmaster Company (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included. Operating results for the nine-month period ended June 1, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2002.

NOTE 2 – Revenue Recognition

     Revenue from the sale of the Company’s manufactured products is recognized when persuasive evidence of an arrangement exists, the product has been delivered to the customer, the product selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured.

NOTE 3 – Accounts Receivable

     The company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $129,686 and $147,018 as of June 1, 2003 and June 2, 2002, respectively.

NOTE 4 – Reclassification

     Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 5 – Notes and Mortgages Payable

     Substantially all property, plant and are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it’s subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the company and $1,150,000 for the company’s subsidiary. The balances as of June 1, 2003 were $2,100,576 and $895,998 and the balances as of June 2, 2002 were $1,994,435 and $912,500, respectively.

     As disclosed in the company’s Form 10-QSB filing dated January 16, 2003, the company and its wholly owned subsidiary had received loan modification commitments from its primary lenders that extended the maturity dates of these revolving loan agreements to July 7, 2003 and June 30, 2003, respectively. During the second quarter the company asked for and was granted temporary deferments from making principal payments on its long-term debt by its lender in South Carolina. These deferments have been on a month to month basis and to date total $270,000. On March 14, 2003 this same lender advanced an additional $146,000 in short term working capital to supplement the liquidity of the company pending further evaluation of the overall credit relationship. Both primary lenders have recently completed appraisals of all real estate and equipment owned by the company to determine a current valuation of the collateral underlying the loans. In addition, the company has provided the lenders with updated projections of operating cash flows. On April 11, 2003 the company’s lender in South Carolina revised its loan agreement to extend the maturity date from July 7, 2003 to September 5, 2003. Both lenders have so far expressed a willingness to continue to work with the company while alternative sources of debt and equity financing are pursued.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – Segment Reporting

     The Company classifies its business into two segments based on products offered and geographic location; Industrial Products and Controls and Electronics. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and composites that are sold for use in a variety of industrial applications and markets. The Controls and Electronics segment produces flexible cable controls, mechanical and electronic HVAC controls, molded control panels and electronic testing equipment, that are sold for use in the heavy truck, marine, and agricultural industries and is a contract manufacturer of custom electronic products.

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

	Three Months Ended June 1, 2003

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$5,241,412	$3,891,227	$1,731,831	$10,864,470
Revenues from External Customers	2,484,049	1,486,591		3,970,640
Segment Profit (Loss)	343,335	99,036	(180,328)	262,043
Interest Expense	84,938	27,843		112,781

Income (Loss) Before Income Taxes				149,262

	Three Months Ended June 2, 2002

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$6,374,147	$3,645,548	$1,576,656	$11,596,351
Revenues from External Customers	2,966,766	1,344,493		4,311,259
Segment Profit (Loss)	276,632	59,391	(144,659)	191,364
Interest Expense	136,205	33,377		169,582

Income (Loss) Before Income Taxes				(21,782)

	Nine Months Ended June 1, 2003

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$5,241,412	$3,891,227	$1,731,831	$10,864,470
Revenues from External Customers	7,441,406	4,516,838		11,958,244
Segment Profit (Loss)	502,506	175,055	(568,778)	108,783
Interest Expense	319,671	86,403		406,074

Income (Loss) Before Income Taxes				(297,291)

	Nine Months Ended June 2, 2002

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$6,374,147	$3,645,548	$1,576,656	$11,596,351
Revenues from External Customers	8,461,781	4,370,456		12,832,237
Segment Profit (Loss)	305,576	79,987	(427,445)	(41,882)
Interest Expense	406,198	103,825		510,023

Income (Loss) Before Income Taxes				(551,905)

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated Net Sales for the third quarter ended June 1, 2003 were $3,970,640, a decrease of 8.1% when compared with prior year third quarter sales of $4,321,625. The decrease in comparative third quarter sales is due to lower sales at Monofilament resulting from continued weakness in the industrial sector of the U.S. economy. Sales in the third quarter at Glassmaster Controls increased 10.5% compared to the same period of the prior year as sales of electronic controls and circuit boards continue to grow while sales of mechanical controls and control panels have remained flat due to a prolonged slump in the domestic truck manufacturing industry. Year to date consolidated sales total $11,958,244, a decrease of 7.0% when compared to prior year to date sales of $12,863,842. Industrial Products segment sales have declined by approximately 12.4% while Controls and Electronics segment sales have increased 3.4% when compared to the prior year nine month period.

     Gross Profit realized during the third quarter increased to $813,000, or 20.5% of sales, from $747,810, or 17.3% of sales in the year ago third quarter. The increase in gross profit is due a favorable mix of product sales and manufacturing cost reductions at Monofilament. Notwithstanding the lower sales volumes, year to date gross profit margins have increased to 13.9% of sales this year to date from 12.1% of sales last year due to manufacturing cost reductions and a favorable mix of products sold. The company continues in its efforts to reduce the costs of manufacturing on all its products. Any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Selling, G&A, and Other Income and Expenses (Net) increased to $550,957, or 13.9% of sales, in the current year third quarter, compared to $556,446, or 12.9% of sales in the prior year comparative period. On a year to date basis, these expenses total $1,551,974, or 13.0% of sales, compared with $1,600,592, or 12.4% of sales last year.

     Interest Expense totaled $112,781 during this year’s third quarter compared with $169,581 last year, a decrease of 33.5%. Year to date interest expense totals $406,073 compared with $510,023 last year, a decline of 20.4%. The decrease in interest expense is attributable to a decline in interest rates and lower average borrowings outstanding compared to last year’s quarterly and year to date periods.

     The Income (Loss) Before Income Taxes was $149,292 during the current year third quarter compared with $21,782 in the year ago quarter. The year to date loss totals ($297,291) versus ($551,904) last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were ($257,696) during the first nine months of the 2003 fiscal year compared with ($84,483) during the prior year period. The decline in cash provided from operating activities is primarily due to cash used for inventories and prepaid items at Controls and a significant decline in trade credit payables outstanding at Industrial Products.

Item 2. Management’s Discussion and Analysis (Cont’d)

     Cash (provided) used by investing activities year to date was ($306,801) compared to ($57,320) in the year ago period. Cash received from the sale of the Newberry, SC plant in the first quarter of this fiscal year and lower purchases of equipment at Controls this year to date compared with the prior year period accounts for the change. The current year comparative improvement was partially offset by $167,182 in proceeds realized from the surrender of all life insurance policies associated with a key man benefit program that occurred in the prior year period.

     Net cash provided (used) by financing activities was ($123,930) in the current year to date period versus ($27,278) last year. The increase in cash used by investing activities is primarily due to the net proceeds from the sale of the Newberry, SC facility having been applied to debt reduction. The current year period benefited from additional short term debt and from principal payment deferrals on long-term obligations that were granted by the company’s primary lender in South Carolina. See Note 5, Notes and Mortgages Payable, for further information regarding these payment deferrals and a current status of the company’s discussions with its lenders.

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

PART II — OTHER INFORMATION

Item 5. Other Information

On June 30, 2003 the company filed a Current Report on Form 8-K to disclose the resignation of its independent auditors, Brittingham, Dial and Jeffcoat, CPA’s, P.A. The company has retained Elliott Davis, LLC as its independent auditors effective August 1, 2003.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits Exhibit 99.1 – Certification of Periodic Report

b)	Reports on Form 8-K There were no reports on Form 8-K filed during the quarter ended June 1, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY LEXINGTON, SC

Date: July 15, 2003	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: July 15, 2003	/s/ Richard E. Trewhella

Richard E. Trewhella
(Corporate Controller & Treasurer,
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

Date: July 15, 2003

/s/ Raymond M. Trewhella

Raymond M. Trewhella CEO and Chairman of the Board Principal Executive Officer

Certifications (cont’d)

I, Richard E. Trewhella, certify that:

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

Date: July 15, 2003

/s/ Richard E. Trewhella

Richard E. Trewhella Corporate Controller & Treasurer Principal Financial Officer