Form 10KSB
period 2003-08-31
GLASSMASTER CO
filed 2003-11-26
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	August 31, 2003	Commission File Number	0-2331

GLASSMASTER COMPANY

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0283724

(State of incorporation)	(IRS Employer ID No.)

PO Box 788, Lexington SC	29071

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	803-359-2594

Securities registered pursuant to Section 12 (b) of the Exchange Act:	None

Securities registered pursuant to Section 12 (g) of the Exchange Act:
Title of Class:	Common Stock, par value $.03 per share

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

State issuer’s revenues for its most recent fiscal year	$15,490,213 .

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $364,392 as of October 31, 2003, based on the high and low sales price of $0.43 per share.

The number of shares outstanding of the registrant’s common stock, as of October 31, 2003 was 1,643,390 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer’s definitive proxy statement for the 2004 annual meeting of stockholders that will be filed no later than December 31, 2003.

PART I

Item 1. Business

     (a)(b) General Development and Narrative Description of Business

     Glassmaster Company (the “Company”) is a diversified manufacturer of thermoplastic and thermoset plastic materials, industrial controls, and electronics that produces and sells a broad range of product lines to customers across multiple industries. The Company classifies its business into two operating segments: Industrial Products, consisting of extruded synthetic monofilaments and pultruded fiberglass and composites and; Controls and Electronics, consisting of mechanical and electronic controls, electronic test equipment, and circuit boards. For segment and geographic information, see Note 11 of the Notes to Consolidated Financial Statements.

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

     During the fourth quarter of 1999, the Company announced its decision to discontinue the manufacture and sale of its marine antennas and other low margin product lines and in October 1999 completed the sale of certain related assets.

     There have been no bankruptcy, receivership, or similar proceedings against the company since its inception. During the last three years there has been no material acquisition or disposition of any significant amount of assets other than that described above or in the ordinary course of business.

     The Company’s common stock was first offered to the public in 1959 and currently has approximately 1,128 stockholders. The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board (symbol: GLMA.OB).

INDUSTRIAL PRODUCTS

     The Company’s Monofilament Division extrudes monofilaments from nylon, polyester, polyolefin and other engineered resins for use in a wide array of markets and applications including textiles (sewing thread), lawn and garden care (trimmer line), recreational products (fish line), and industrial weaving and industrial filtration. Monofilament, as produced by the Company, begins with a thermoplastic resin that is processed through a melting device (extruder) and subsequently oriented to form single strand fibers of various diameters, tensile strengths and moduli. Specialized monofilaments for industrial applications are manufactured for use in other major industries including paper machine clothing for the paper industry and abrasive bristles for brushes used in metal and wood

Item 1. Business (Cont’d)

finishing. The Company markets its monofilament products primarily on a private brand basis, which are sold by in house sales efforts and commissioned sales representatives to original equipment manufacturers and distributors throughout North America and, to a lesser degree, Europe, South America, and the Pacific Rim.

     The Company manufactures pultruded fiberglass (thermoset) and composite profiles that are used in the assembly of the Glassmaster Composite Modular Building System™. This product line is sold on a made to order basis by in house sales efforts to original equipment manufacturers and distributors throughout North America.

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

     Sales of the Company’s industrial products are somewhat seasonal with sales to the lawn and garden care markets concentrated in the second and third quarters of the fiscal year (December — May). While some fluctuations in inventory levels will occur from time to time, the Company is not required to carry significant amounts of inventory to meet delivery requirements or to carry unusually large amounts of materials and supplies to insure itself of a continuous allotment of goods from suppliers. The Company does not provide extended payment terms to its customers in excess of those normally offered for these industries. Other than as described in Note 2 of the Notes to Consolidated Financial Statements, the dependence upon any one customer or small group of customers is not considered significant. The Company currently offers no product or service requiring government approval and the effect of existing or probable government regulations on the operations of the Company is considered to be insignificant.

     At August 31, 2003, the order backlog was $2,090,205 compared to $2,113,221 at August 31, 2002.

     The Company has no full-time employees engaged in research and development activities, however, certain employees at each of the Company’s manufacturing locations spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $265,000 in 2003 and $328,000 in 2002.

Item 1. Business (Cont’d)

     No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

     The Company and its subsidiary furnished employment for approximately 165 persons at August 31, 2003 and 169 persons at August 31, 2002.

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

     The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 2003 were as follows: Monofilament Plant — 65%; Composites Plant — 15%; Controls Plant — 40%.

Item 3. Legal Proceedings

     There are no known material pending legal proceedings.

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

Quarter Ending	High	Low

August 31, 2001	.510	.400
December 2, 2001	.410	.310
March 3, 2002	.600	.210
June 2, 2002	.200	.200
August 31, 2002	.150	.120
December 1, 2002	.150	.120
March 2, 2003	.400	.120
June 1, 2003	.510	.130
August 31, 2003	.430	.350

Item 5. . Market for Registrants Common Equity and Related Stockholder Matters (Cont’d)

Since September 1, 2003 and to the date of this report, the high and low sales price per share was $0.43 and $0.35, respectively.

     (b) There were 1,128 shareholders of record at October 31, 2003.

     (c)(1) No dividends have been declared or paid in the last three years.

     (c)(2) According to the terms of a financing agreement, the Company is restricted from paying cash dividends unless approved by the lending institution.

PART II

Item 6. Management’s Discussion and Analysis

Review of Operations

Comparison of 2003 to 2002

     Consolidated sales for the fiscal year ended August 31, 2003 were approximately $15.5 million compared to approximately $17.6 million last year, a decrease in sales of 12%. The net loss for the year was $321,923, or $0.20 per share, compared to a net loss of $543,332, or $0.33 per share, last year.

     Net Sales. Industrial Products segment sales declined 18% to approximately $9.6 million this year compared to approximately $11.7 million in the prior year. The decrease in sales was primarily due to the loss of a large domestic customer on competitive pricing issues. Industrial Products sales are expected to improve in tandem with the economy and as recently developed products begin to generate additional revenue in 2004. Several new products have been approved for production, however release dates from our customers continue to be delayed due to the uncertain economic climate. The company continues to search for additional distribution channels and marketing partners to increase sales of Industrial Products.

     Controls and Electronics segment sales were unchanged compared to the prior year at approximately $5.9 million. Electronic controls products and contract manufacturing services saw sales increase by 7.0%. That offset the decline in sales of cable systems and control assemblies used in the heavy truck and bus industry that has been depressed for the past four years. Sales of controls and electronics are expected to improve in 2004 due to new electronic products and related circuit board contract manufacturing revenue. New product and engineering innovations already approved on new heavy truck production will also contribute to sales growth and increased market penetration, particularly as the trucking industry begins to recover from its prolonged slump.

     Gross Profit. Total gross profit decreased 6.5%, to approximately $2.14 million, or 13.8% of sales, compared with approximately $2.29 million, or 13.0% of sales, during the 2002 fiscal year. The company continues in its efforts to reduce the cost of manufacturing on all products, but any significant future increases in gross profit will result from increasing levels of throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Expenses. Total expenses for the year decreased 8.3% to approximately $2.11 million this year versus the prior year total of approximately $2.30 million. The decrease in expenses this year is primarily due to a decline in corporate overhead resulting from personnel reductions and cost savings recognized from the reduction in costs associated with certain employee benefit plans.

     Income from Operations. Income from operations for the 2003 fiscal year was $29,311, an improvement compared to the prior year loss of ($5,805). Operating profit at the Industrial Products segment decreased to $753,371 this year compared to $993,775 in the prior year to date period. The Controls and Electronics segment showed an operating profit of $268,316 compared to $123,266 last year. The improvement in operating earnings is primarily due to cost reductions implemented at all operating units.

     Interest Expense. Interest expenses decreased to $573,469 this year compared to $665,781 in the prior fiscal year. The decrease in interest expense is primarily due to reductions in both interest rates and debt.

     Provision for Income Taxes. The company has recognized a total benefit from income taxes in the current year of $184,522, compared with a benefit of $130,477 last year. The benefit recognized in the current and prior year relate primarily to deferred tax assets recognized as a result of federal and state net operating tax loss carry-forwards that are planned to be used to offset future taxable income. The total deferred tax asset recognized in the balance sheet as of August 31, 2003 is $1,393,812. Utilization of this tax asset is dependent upon future taxable profits in

Item 6. Management’s Discussion and Analysis(Cont’d)

Comparison of 2003 to 2002 (Cont’d)

excess of existing taxable temporary differences. Although the company has experienced net losses for the past four years, the asset has been recognized in its entirety because, if necessary, the Company could sell its assets in order to generate taxable gains in excess of the net operating loss carryovers based on the current estimated value of its assets. For further information, refer to Note 6 of the Notes to Consolidated Financial Statements.

Comparison of 2002 to 2001
(Excerpted from the 2002 Form 10-KSB)

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

Item 6. Management’s Discussion and Analysis(Cont’d)

Comparison of 2002 to 2001 (Cont’d)

     Interest Expense. Interest expenses decreased to $665,781 this year compared to $832,110 in the prior fiscal year. The decrease in interest expense is primarily due to reductions in both interest rates and long term debt.

     Provision for Income Taxes. The company has recognized a total benefit from income taxes in the current year of $130,477, compared with a benefit of $675,424 last year. The benefit recognized in the current and prior year relate primarily to deferred tax assets recognized as a result of federal and state net operating tax loss carry-forwards that will be used to offset future taxable income. The total deferred tax asset recognized in the balance sheet as of August 31, 2002 is $1,252,077. Utilization of this tax asset is dependent upon future taxable profits in excess of existing taxable temporary differences. Although the company has experienced net losses for the past three years, the asset has been recognized in its entirety because the company estimates the market value of its assets, if realized, would generate taxable gains in excess of the net operating loss carryovers. For further information, refer to Note 6 of the Notes to Financial Statements.

Liquidity and Capital Resources

     Cash provided by operating activities was $260,818 this fiscal year compared with $367,942 during the prior year. The decrease in cash provided by operating activities in the current year was primarily due to a significant decline in trade accounts payable outstanding, while improved operating earnings this year compared to the prior year minimized the impact.

     Cash provided by investing activities was $308,628 this year versus $34,815 last year. The increase in net cash provided by investing activities was due to the sale of the Newberry, South Carolina manufacturing facility in September 2002 and a reduced investment in fixed assets this year compared with the prior year.

     Cash used for financing activities was $610,246 in the current year compared to $328,666 in the prior fiscal year. The increase in cash used for financing activities is due to an increase in net repayments of short-term debt in the current year.

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

     In South Carolina, indebtedness outstanding as of August 31, 2003 subject to the loan agreement includes $1,769,121 under the Revolving Working Capital Credit Line (total line of $2.5 Million) and $3,960,492 under an Equipment and Real Estate Term Loan. The working capital credit line is currently scheduled to mature on January 5, 2004.

     In Michigan, indebtedness outstanding as of August 31, 2003 subject to the applicable loan agreement included $808,323 under the Working Capital Revolver (total line of $1,150,000) and $790,144 under the Equipment and Real Estate Term Loan. The amount of indebtedness outstanding under the revolver will vary with fluctuations in accounts receivable and inventories. The Working Capital Revolver is scheduled to mature on December 31, 2003.

Liquidity and Capital Resources (Cont’d)

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

Item 7. Financial Statements

     Financial Statements of Glassmaster Company and the Notes to Consolidated Financial Statements for the fiscal years ended August 31, 2003 and 2002 appear on pages 15 through 31, the Index to the Exhibits and Exhibits appear on page 10, and the Report of Independent Auditors appears on page 32 of this report.

Item 8. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting financial disclosures.

PART III

Items 9, 10, 11, and 12. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

     Information for items 9-12 of this report appears in the Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on January 23, 2004 and is incorporated herein by reference.

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

GLASSMASTER COMPANY

By	/s/ Raymond M. Trewhella	By	/s/ Richard E. Trewhella

	Raymond M. Trewhella, CEO		Richard E. Trewhella, Corporate Controller
	(Principal Executive Officer)		(Principal Financial Officer)
(Principal Accounting Officer)

Date	November 26, 2003	Date	November 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By	/s/ Stephen W. Trewhella	By	/s/ Raymond M. Trewhella

	Stephen W. Trewhella, Director		Raymond M. Trewhella, Director

Date	November 26, 2003	Date	November 26, 2003

By	/s/ Stephen W. Trewhella, Jr.	By	/s/ Melvin L. Chavis

	Stephen W. Trewhella, Jr., Director		Melvin L. Chavis, Director

Date	November 26, 2003	Date	November 26, 2003

Certifications

I, Raymond M. Trewhella, certify that:

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

Date: November 26, 2003

/s/ Raymond M. Trewhella

Raymond M. Trewhella
CEO and Chairman of the Board of Directors
Principal Executive Officer

I, Richard E. Trewhella, certify that:

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

Date: November 26, 2003

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller
Principal Financial Officer
Principal Accounting Officer

GLASSMASTER COMPANY, INC.
AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED AUGUST 31, 2003 AND 2002

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AUGUST 31,

	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,496	$173,296
Marketable equity securities — trading	10,764	8,155
Accounts receivable
Trade, net of allowance for doubtful accounts of $123,456 and $136,132, respectively	2,115,766	2,817,928
Other	—	7,276
Inventories, net	2,780,945	2,723,476
Prepaid expenses	89,851	48,668
Deferred income taxes	42,820	47,526

Total current assets	5,172,642	5,826,325
PROPERTY, PLANT AND EQUIPMENT, net	3,328,918	4,283,253
DEFERRED TAX ASSETS	1,393,812	1,204,551
OTHER ASSETS	35,805	120,675

Total assets	$9,931,177	$11,434,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes, mortgages and debentures payable, current	$7,578,080	$3,732,818
Accounts payable	1,649,498	2,248,128
Accrued expenses	200,728	173,556

Total current liabilities	9,428,306	6,154,502

OTHER LIABILITIES
Notes, mortgages and debentures payable, long term	410,000	4,865,508

Total liabilities	9,838,306	11,020,010

COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 8)	—	—
STOCKHOLDERS’ EQUITY
Capital stock, 5,000,000 shares authorized; $.03 par value, 1,643,390 shares issued and outstanding	49,302	49,302
Paid-in capital	1,367,459	1,367,459
Donated capital	124,210	124,210
Retained deficit	(1,448,100)	(1,126,177)

Total stockholders’ equity	92,871	414,794

Total liabilities and stockholders’ equity	$9,931,177	$11,434,804

     See notes to consolidated financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	August 31,

	2003	2002

SALES	$15,490,213	$17,644,613
COST OF SALES	13,350,299	15,354,996

Gross income	2,139,914	2,289,617

OPERATING EXPENSES
Marketing and selling	695,868	766,575
General and administrative	1,414,735	1,528,847

Total operating expenses	2,110,603	2,295,422

Income (loss) from operations	29,311	(5,805)

OTHER INCOME (EXPENSE), net
Interest	(573,469)	(665,781)
Unrealized gain on trading securities	2,609	—
Gain (loss) on sale of property and assets	35,104	(2,223)

Total other income (expense), net	(535,756)	(668,004)

Loss before income tax benefit	(506,445)	(673,809)
INCOME TAX BENEFIT	184,522	130,477

NET LOSS	$(321,923)	$(543,332)

LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.20)	$(0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,643,390	1,636,469

     See notes to consolidated financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Capital Stock					Total
			Paid-in	Donated	Retained	Stockholders'
	Shares	Amount	capital	capital	deficit	equity

BALANCE, SEPTEMBER 1, 2001	1,630,696	$48,921	$1,357,840	$124,210	$(582,845)	$948,126
Proceeds from sale of shares under stock option plan	12,694	381	9,619	—	—	10,000
Net loss	—	—	—	—	(543,332)	(543,332)

BALANCE, AUGUST 31, 2002	1,643,390	49,302	1,367,459	124,210	(1,126,177)	414,794
Net loss	—	—	—	—	(321,923)	(321,923)

BALANCE, AUGUST 31, 2003	1,643,390	$49,302	$1,367,459	$124,210	$(1,448,100)	$92,871

     See notes to consolidated financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	August 31,

	2003	2002

CASH FLOWS FROM OPERATIONS
Net loss	$(321,923)	$(543,332)
Adjustments to reconcile net loss to net cash provided by operations Depreciation and amortization	703,148	802,273
Bad debt expense (recovery)	(12,676)	22,329
Increase in deferred income taxes	(184,522)	(130,477)
(Gain) loss on sale of assets	(35,104)	2,223
Impairment of long-lived assets	62,500	37,500
Unrealized gain on trading securities	(2,609)	—
Changes in operating assets and liabilities Accounts receivable	722,114	(32,001)
Inventories	(57,469)	199,783
Prepaid expenses	(41,183)	21,673
Accounts payable	(598,630)	37,905
Accrued expenses	27,172	(49,934)

Net cast provided by operating activities	260,818	367,942

INVESTING ACTIVITIES
Cash payments for the purchase of property, plant and equipment	(41,372)	(110,951)
Cash payments for deferred charges	—	(21,415)
Cash proceeds for the sale of property and assets	350,000	—
Cash advances from cash surrender value life insurance	—	167,181

Net cash provided by investing activities	308,628	34,815

FINANCING ACTIVITIES
Proceeds from sale of common stock	—	10,000
Proceeds from issuance of short-term debt	164,008	—
Proceeds from issuance of long-term debt	—	609,106
Principal payments on short-term debt	(552,324)	(500,000)
Principal payments on long-term debt	—	(793,765)
Net borrowings (repayments) under line of credit	(221,930)	345,993

Net cash used for financing activities	(610,246)	(328,666)

Net increase (decrease) in cash	(40,800)	74,091
CASH AND CASH EQUIVALENTS
BEGINNING OF YEAR	173,296	99,205

END OF YEAR	$132,496	$173,296

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for Interest	$515,690	$690,679

     See notes to consolidated financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Glassmaster Company, Inc. (the Company) is a manufacturer and supplier of extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products and composites located in Lexington, South Carolina. Glassmaster Controls Company, Inc., its wholly owned subsidiary, designs, manufactures, and assembles a wide range of electronic and mechanical industrial controls and electronic testing equipment. Information about the Company’s business operating segments is presented in more detail in Note 11.

Principles of consolidation

The consolidated financial statements for the year ended August 31, 2003 and 2002, include the accounts of Glassmaster Company, Inc. and its wholly owned subsidiary, Glassmaster Controls Company, Inc. Glassmaster Controls Company, Inc. was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material intercompany transactions have been eliminated.

Going concern

As reported in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of August 31, 2003, the Company’s current liabilities exceeded its current assets by $4,255,664. Its total liabilities of $9,838,306 exceed its total assets of $9,931,177 net of deferred tax assets of $1,393,812 by $1,300,941. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability.

Management and the primary lenders for the industrial products business segment negotiated the current financing packages which expired September 5, 2003. Management plans to pursue a new long-term agreement with the current primary lenders or other lending sources to insure a stable operating environment. The financing was temporarily extended through January 5, 2004.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase. It is the Company’s practice to place its cash and cash equivalents with high quality financial institutions.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Marketable equity securities

Investments are classified into three categories as follows:

•	Trading securities reported at fair value with unrealized gains and losses included in earnings.
•	Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income. At August 31, 2003 and 2002, the Companies had no securities available-for-sale.
•	Held-to-maturity securities reported at amortized cost. At August 31, 2003 and 2002, the Companies had no held-to-maturity securities.

Accounts receivable and allowances

The Companies extend credit to customers generally without requiring collateral The Company provides an allowance for losses on trade receivables based on general economic and financial issues in the economy and a review of historical and subsequent payment activity. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $123,456 and $136,132 at August 31, 2003 and 2002, respectively.

Inventories

Inventories are stated net of valuation reserves at the lower of cost or market, with cost determined on a first-in, first-out basis.

Property, plant and equipment

Property, plant and equipment is recorded at cost and depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets as indicated below. The Company utilizes applicable accelerated methods for tax purposes.

Buildings	30-40 years
Furniture and fixtures	5-7 years
Automotive equipment	3-5 years
Plant equipment	7-10 years
Tooling and dies	3-5 years

The Company periodically reviews its property, plant and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 Accounting for the Impairment of Long Lived Assets to determine if its carrying costs will be recovered from future operating cash flows. The assessment considers such factors such as business trends, prospects and market conditions.

Revenue recognition

The Company recognizes revenue from product sales upon shipment to its customers.

Earnings (loss) per common share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.

Stock option plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plan as permitted under SFAS No. 123. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Stock option plans (continued)

SFAS No. 123, Accounting for Stock Based Compensation, requires the Company to disclose pro forma information regarding option grants made to its employees and board of directors. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s consolidated statement of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees’ stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees and board of directors.

SFAS No. 123 pro forma amounts are as follows for the years ended August 31, 2003 and 2002:

	2003	2002

Net loss, as reported	$321,923	$543,332
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,010	7,010

Pro forma net loss	$328,933	$550,342

Pro forma basic and diluted total net loss per share	$0.20	$0.34

Basic and diluted total net loss per share as reported	$0.20	$0.33

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued April 22, 1994, the following weighted average assumptions were used: risk-free interest rate based on date of issuance 5.97%, no expected dividends, a volatility factor of 307.77, an expected life of the options of 10 years (amortized over resting period), and expected vesting of the options at 65%. Using these assumptions, the total value of stock options and rights to receive stock granted in 1994 was $84,094. For the options issued August 3, 2001, the following weighted average assumptions were used: risk-free interest rate based on date of issuance 3.47%, no expected dividends, a volatility factor of 307.77, an expected life of the options of 10 years, and expected vesting of the options at 65%. Using these assumptions, the total value of stock options and rights to receive stock granted in 1994 was $22,123.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of Glassmaster Company’s options.

Income taxes

Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes which requires that income taxes be provided for using the liability method. Management has not recorded a valuation allowance as they believe that it is more likely than not that the assets will be realized.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $19,167 and $22,903 for the years ended August 31, 2003 and 2002, respectively.

Research and development

Research and development costs are charged to expense as incurred. The costs incurred for the years ended August 31, 2003 and 2002 were $264,912 and $327,657, respectively. Those costs have generally been charged to cost of goods sold.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Compensated absences

The Company accounts for compensated absences in accordance with SFAS No. 43, Accounting for Compensated Absences.

Financial instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates fair value because the underlying instruments are primarily at current market rates.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. In the normal course of business, the Companies extend credit to certain customers. Management performs initial and ongoing credit evaluations from their customers and generally do not require collateral.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In April 2002, The Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases. This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145, as of September 1, 2002, had no impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no material impact on financial position or results of operations.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective August 31, 2003 and has included the required disclosures in the notes to the consolidated financial statements. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard has no impact on its financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — CONCENTRATION OF CREDIT RISK

     Revenues from two customers of the Controls and Electronics segment represented approximately $1,746,510 and $1,905,019 of the Company’s consolidated revenues for the years ended August 31, 2003 and 2002, respectively. Revenues from one customer of the Industrial Products segment represented approximately $1,099,408 and $2,490,748 of the Company’s consolidated revenues for the years ended August 31, 2003 and 2002, respectively.

NOTE 3 — INVENTORIES

Inventories as reported on the balance sheets are classified below:

	2003	2002

Materials	$2,029,311	$1,812,589
Work in process	369,922	341,760
Finished products	511,712	606,627
Reserve for excess and obsolete inventories	(130,000)	(37,500)

	$2,780,945	$2,723,476

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

     The basis for determining the values of property, plant and equipment is generally cost.

     The provision for depreciation charged against income for the fiscal years ended August 31, 2003 and 2002, totaled $618,278 and $749,924, respectively.

	2003	2002

Land	$155,774	$190,274
Buildings	3,121,349	3,713,950
Furniture and fixtures	187,046	491,399
Automotive equipment	151,689	151,689
Plant equipment	7,810,618	7,475,836
Tooling and dies	826,768	815,858
Impairment reserve	(100,000)	(37,500)

Total	12,153,244	12,801,506
Accumulated depreciation	(8,824,326)	(8,518,253)

Property, plant and equipment, net	$3,328,918	$4,283,253

NOTE 5 — NOTES, MORTGAGES, & DEBENTURES PAYABLE

     Substantially all property, plant and equipment are pledged as collateral for the scheduled borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the Company and its subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (4% at August 31, 2003) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime plus 1%. The balances as of August 31, 2003 were $1,769,121 and $808,323, respectively, and the balances as of August 31, 2002 were $1,946,875 and $852,500, respectively. These credit agreements are subject to renegotiation and renewal and will expire January 5, 2004 and December 31, 2003.

     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The Company is in violation of certain of these covenants, and as such, all debt related to these agreements is classified as current. The Company and its subsidiary are in negotiations with the primary lenders to renew the financing agreements set to expire on the dates stated above. The Company is also actively seeking alternate sources of financing if an acceptable agreement with its current lenders cannot be reached.

     The following sets forth the Company’s indebtedness as of August 31:

	2003	2002

Mortgage, interest at prime plus 2.75%, maturing at January 5, 2004	$3,960,492	$4,770,492
Notes, interest from prime plus 1% to prime plus 2.5%, due within 1 year	2,577,444	2,799,375

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES, MORTGAGES, & DEBENTURES PAYABLE, Continued

	2003	2002

Installment notes, with monthly principal and interest payments from 5% to 8.68%, maturing in July and August of 2004	790,144	368,459
Debentures payable to related parties, interest 10.5%, due 12/30/05, convertible to common stock at $3 per share	410,000	410,000
Notes from related parties, interest 10%, maturities within 12 months	200,000	200,000
Notes from officers, interest 10%, due within 1 year	50,000	50,000

	7,988,080	8,598,326
Less current portion	(7,578,080)	(3,732,818)

	$410,000	$4,865,508

     The prime interest rate was 4% and 4.75% for the years ended August 31, 2003 and 2002 respectively.

     The principal maturities on the notes and mortgages payable over the next five years as of August 31, are as follows:

2004	$7,578,080
2005	—
2006	410,000

$7,988,080

     On September 5, 2003, the Company’s industrial products business segment extended the maturity date of the existing debt to January 5, 2004. No other terms of the original debt agreements were modified as a result of the extension.

NOTE 6 — INCOME TAXES

     Components of the provision (benefit) for income taxes on continuing operations are shown below for the years ended August 31:

	2003		2002

	Current	Deferred	Current	Deferred

Federal	$4,565	$(165,196)	$—	$(145,579)
State	141	(24,032)	—	15,102

	$4,706	$(189,228)	$—	$(130,477)

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES, Continued

     For South Carolina tax purposes a net operating loss carry-forward of $5,160,590 is available for offset against future taxable income. The carry-forward will expire in the year ended August 31, 2018. For federal tax purposes, the Corporation sustained net operating losses of $3,493 and $470,752 for the years ended August 31, 2003 and 2002, respectively. The Company has federal net operating loss carryforwards of $4,455,809 available for offset against future taxable income and will expire in the year ended August 31, 2023.

     For income tax reporting, an Alternative Minimum Tax credit of $28,697 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.

     The net deferred tax assets and liabilities consisted of the following components as of August 31, 2003 and 2002.

	2003	2002

Deferred tax assets relating to:
Allowance for doubtful accounts	$42,820	$47,526
Alternative minimum tax credit	28,697	28,697
Federal and state NOL carry-forwards	1,735,121	1,658,979
Deferred tax liabilities relating to:
Property and equipment	(370,006)	(483,125)

Net deferred tax asset	$1,436,632	$1,252,077

     The components giving rise to the deferred tax assets and liabilities described above have been included in the accompanying balance sheet as of August 31, 2003 and 2002 as follows:

	2003	2002

Current assets	$42,820	$47,526
Other assets	1,393,812	1,204,551

     Utilization of the deferred tax asset of $1,436,632 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there have been reported losses for the past four years, the asset has been recognized because the Company estimates the market value of the Company’s assets, if realized in a sales transaction, would generate gains in excess of the net operating loss carryovers. The Company’s primary plan is to return to profitability and to utilize the deferred tax assets on future income from operations. For further information on the Company’s plans for future operations, see Note 1.

NOTE 7 — LEASES

     The Company renegotiated an existing equipment lease in December 2001 with the lessor that reduced scheduled lease payments during the year ended August 31, 2002 and extended the lease term which was to expire in August of 2002 to November 30, 2005. The renewed lease was effective as of December 1, 2001 and calls for graduated monthly payments $0 to $8,503 for a period of thirty-six months. Future minimum lease payments under the lease for the years ended August 31, are as follows:

2004	$102,036
2005	25,509

$127,545

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- STOCK OPTIONS

     The Company has an incentive stock option plan. Under the plan the Company may grant options for up to 260,000 shares of common stock. Options granted under the plan become exercisable at varying percentages from date of grant through expiration, either at termination of employment or ten years after date of grant. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The exercise prices for the options range from $4.00 to $0.85.

     Following is a summary of the status of the incentive stock options for the years ended August 31, 2003 and 2002:

	2003		2002

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding beginning of year	77,600	$1.12	100,300	$1.33
Granted	—	—	7,500	.85
Forfeited	(19,800)	1.38	(30,200)	1.76

Outstanding end of year	57,800	$1.03	77,600	$1.12

     Following is a summary of the status of the incentive options outstanding at August 31, 2003:

Outstanding Options				Exercisable Options

Weighted
		Average	Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price

$4.00	3,300	1 year	$4.00	3,300	$4.00
.85	54,500	8 years	.85	21,800	.85

NOTE 9 — LOSS PER SHARE

     The weighted average number of shares used in the computation of basic and diluted loss per common share was 1,643,390 in 2003 and 1,636,469 in 2002. Options on 57,800 and 77,600 shares of common stock as of August 31, 2003 and 2002, respectively were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE 10 — DEFINED CONTRIBUTION PLAN

     The Company established a qualified 401(k) defined contribution plan effective January 1, 1990. The plan year ends on December 31. Participation in the plan is voluntary and employees may contribute from 1% to 15% of eligible compensation on a tax-deferred basis. The matching amount to be contributed by the Company will be determined each year prior to December 1. As of January 1, 2002, the Company discontinued matching contributions.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — DEFINED CONTRIBUTION PLAN, Continued

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

     There were no contributions charged to expenses for the year ended August 31, 2003 and $11,087 for the year ended August 31, 2002.

NOTE 11 — BUSINESS SEGMENTS

     The Company classifies it’s business into two segments based on products offered and geographic location; Industrial Products and Controls and Electronics. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and composites that are sold to original equipment manufacturers and distributors for use in a variety of industrial applications and markets. The Controls and Electronics segment produces electronic testing equipment, flexible cable controls, mechanical and electronic HVAC controls, and molded control panels that are sold to original equipment manufacturers and distributors in the heavy truck, marine, and agricultural industries and is a contract manufacturer of custom electronic products.

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

	Year ended August 31, 2003

	Industrial	Controls and
	Products	Electronics	Other	Total

Segment assets	$4,554,625	$3,518,758	$1,857,794	$9,931,177
Expenditures for segment assets	13,192	26,827	1,353	41,372
Depreciation and amortization	422,338	248,792	32,018	703,148
Research and development	242,307	22,605	—	264,912
Revenues from external customers	9,571,471	5,918,742	—	15,490,213
Segment profit (loss)	753,371	268,316	(954,663)	67,024
Interest expense	465,425	108,044	—	573,469
Loss before taxes				$506,445

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — BUSINESS SEGMENTS, Continued

	Year ended August 31, 2002

	Industrial	Controls and
	Products	Electronics	Other	Total

Segment assets	$6,291,722	$3,560,047	$1,583,035	$11,434,804
Expenditures for segment assets	7,035	103,916	—	110,951
Depreciation and amortization	490,379	283,949	27,945	802,273
Research and development	288,707	38,950	—	327,657
Revenues from external customers	11,695,740	5,948,873	—	17,644,613
Segment profit (loss)	993,775	123,266	(1,125,070)	(8,029)
Interest expense	531,608	134,173	—	665,781
Loss before taxes				$673,809

Geographic Information

	Year ended August 31, 2003

			Property, plant
	Revenues	Total assets	and equipment

United States	$13,309,578	$9,931,177	$3,328,918
Other foreign countries	2,180,635	—	—

	Year ended August 31, 2002

			Property, plant
	Revenues	Total assets	and equipment

United States	$14,985,068	$11,434,804	$4,283,253
Other foreign countries	2,659,545	—	—

     Revenues in the above schedule are attributed to countries based on the location of the customer.

NOTE 12 — IMPAIRMENT OF ASSETS

     In 2003 and 2002, during the course of the Company’s strategic review of its Industrial Products segment, the Company assessed the recoverability of the carrying value of certain assets related to its composites product lines which resulted in a write down of excess inventories of $92,500 and $37,500 and an impairment loss on property, plant and equipment of $62,500 and $37,500 for the years ended August 31, 2003 and 2002, respectively. The impairment loss reflects the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows. The write down of composite inventory is recorded as a component of cost of goods sold. The impairment loss is recorded as a component of general, administrative and other expense in the income statement for the years ended August 31, 2003 and 2002.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Glassmaster Company, Inc. and Subsidiary
Lexington, South Carolina

     We have audited the accompanying consolidated balance sheet of Glassmaster Company, Inc. and Subsidiary as of August 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Glassmaster Company, Inc. and Subsidiary as of and for the year ended August 31, 2002 were audited by other auditors whose report, dated October 31, 2002, on those consolidated financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Glassmaster Company, Inc. and Subsidiary as of August 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Glassmaster Company, Inc. and Subsidiary has suffered recurring losses from operations and does not have sufficient tangible equity capital to sustain operations for the next year, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis, LLC
October 9, 2003
Columbia, SC

Exhibit Index

Exhibit No.	Exhibit	Sequential Page No.

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference	—

3.2	Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference	—

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference	—

11	Computation of Earnings Per Share for two years ended August 31, 2003 and 2002.	32

21	Subsidiaries of the Company	33