Form 10QSB/A
period 2003-12-15
GLASSMASTER CO
filed 2003-12-15
CIK 109870

Exhibit 99.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Glassmaster Company (the “Company”) on Form 10-KSB for the period ended August 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), the undersigned, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that based on their knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ Raymond M. Trewhella Raymond M. Trewhella
Chairman and Chief Executive Officer

/s/ Richard E. Trewhella Richard E. Trewhella
Treasurer and Chief Financial Officer

December 15, 2003