Form 10QSB
period 2003-11-30
GLASSMASTER CO
filed 2004-01-15
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 30, 2003

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

Common shares outstanding November 30, 2003: 1,643,390 par value $0.03

GLASSMASTER COMPANY

FORM 10-QSB

FOR THE QUARTER ENDED NOVEMBER 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company, Inc. and Subsidiary
Consolidated Balance Sheets
(In Thousands)

	November 30, 2003	August 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$66	$132
Marketable Equity Securities – Trading	0	11
Accounts Receivable, Trade (Net of Reserve)	2,376	2,116
Inventories, net	2,943	2,781
Prepaid Expenses	235	90
Deferred Income Taxes	43	43

Total Current Assets	5,663	5,173

Property, Plant, and Equipment, net	3,187	3,329

Deferred Tax Assets	1,394	1,394

Other Assets	29	35

Total Assets	$10,273	$9,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes, Mortgages and Debentures payable, current	$7,493	$7,578
Accounts Payable	2,283	1,649
Accrued Expenses	119	201

Total Current Liabilities	9,895	9,428

Other Liabilities
Notes, Mortgages, and Debentures payable, long term	410	410

Total Liabilities	10,305	9,838

Stockholders’ Equity
Capital Stock, 5,000,000 shares authorized $0.03 Par, 1,643,390 shares issued and outstanding	$49	$49
Paid-In Capital	1,367	1,367
Donated Capital	124	124
Retained Deficit	(1,572)	(1,447)

Total Stockholders’ Equity	(32)	93

Total Liabilities and Stockholders’ Equity	$10,273	$9,931

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Three Months Ended

	November 30, 2003	December 1, 2002

Sales	$3,634	$3,974
Cost of Sales	3,137	3,520

Gross Profit	497	454

Operating Expenses
Marketing and Selling	159	178
General and Administrative	162	148
Other Income and Expense — Net	159	194

Total Operating Expenses	480	520

Income (Loss) From Operations	17	(66)
Other Income (Expense), net
Interest Expense	(138)	(144)
Gain on Sale of Property and Assets	0	35

Total Other Income (Expense), net	(138)	(109)

Loss Before Income Taxes	(121)	(175)

Income Taxes	0	0

Net Loss	$(121)	$(175)

Net Loss per common share (Basic and Diluted)	$(0.07)	$(0.11)

Weighted Average Shares Outstanding	1,643,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)(Unaudited)

	Three Months Ended

	November 30, 2003	December 1, 2002

Cash Flows From Operations
Net Loss	$(121)	$(175)
Adjustments to reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	142	171
Amortization	7	6
Gain on Sale of Assets	0	(35)
Changes in Operating Assets & Liabilities:
Accounts Receivable	(260)	605
Inventories	(162)	(429)
Prepaid Expenses & Other Current Assets	(149)	(161)
Accounts Payable	634	191
Accrued Expenses	(83)	82

Net Cash Provided By Operating Activities	8	255

Cash Flows From Investing Activities
Cash payments for the purchase of Fixed Assets	0	(5)
Cash proceeds from the sale of Assets	0	350
Cash Proceeds from the sale of Trading Securities	11	0

Net Cash Provided By Investing Activities	11	345

Cash Flows From Financing Activities
Proceeds from Short-Term Borrowings	0	8
Principal payments on Short-Term Borrowings	(88)	(1)
Principal payments on Long-Term Borrowings	0	(414)
Net Borrowings (Repayments) under Lines of Credit	3	(260)

Net Cash Used by Financing Activities	(85)	(667)

Net Decrease In Cash	(66)	(67)

Cash and Cash Equivalents at beginning of period	132	173

Cash and Cash Equivalents at end of period	$66	$106

Supplemental Cash Flow Information
Cash Paid For:
Interest	$135	$144

See notes to consolidated financial statements (unaudited)which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included.

     The consolidated financial statements for the quarters ended November 30, 2003 and December 1, 2002 and for the year ended August 31, 2003 include the accounts of Glassmaster Company, Inc. (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”). All material intercompany transactions have been eliminated. Operating results for the three-month period ended November 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2003.

NOTE 2 – Uncertainties

     As reported in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of November 30, 2003, the Company’s current liabilities exceeded its current assets by $4,232,000. Its total liabilities of $10,305,000 exceed its total assets of $8,879,000 net of deferred tax assets of $1,394,000 by $1,426,000. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.

NOTE 3 – Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to its customers.

NOTE 4 – Accounts Receivable

     The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $122,759 and $123,456 as of November 30, 2003 and August 31, 2003, respectively.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – Inventories

     Inventories as reported on the 2003 balance sheets are classified below:

	November 30	August 31

Materials	$1,961,571	$2,069,195
Work in Process	397,010	369,922
Finished Products	753,820	511,712
Reserve for Excess and Obsolete Inventories	(169,884)	(169,884)

	$2,942,517	$2,780,945

NOTE 6 – Reclassification

     Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 7 – Notes and Mortgages Payable

     Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it’s subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (4% at November 30, 2003) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime 1%. The balances as of November 30, 2003 were $1,665,975 and $914,721 and the balances as of August 31, 2003 were $1,769,121 and $808,323, respectively. These credit agreements are subject to renegotiation and renewal and were set to expire January 5, 2004 and December 30, 2003, respectively. The lenders have agreed to extend the maturity dates to April 5, 2004 on the Company’s notes and June 30, 2004 on the subsidiary’s notes, respectively.

     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The Company is in violation of certain of these covenants, and as such, all debt related to these agreements is classified as current. The Company and its subsidiary are in negotiations with the primary lenders to renew and extend the maturity of the financing agreements set to expire on the dates stated above. The Company is also actively seeking alternate sources of financing if an acceptable agreement with its current lenders cannot be reached.

NOTE 8 – Segment Reporting

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

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – Segment Reporting (continued)

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

	Three Months Ended November 30, 2003

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$4,523,235	$3,866,444	$1,882,679	$10,272,358

Revenues from External Customers	2,115,793	1,518,063		3,633,856

Segment Profit (Loss) before interest	56,708	133,236	(173,168)	16,776
Interest Expense	113,896	24,044		137,940

Income (Loss) Before Income Taxes				(121,164)

	Three Months Ended December 1, 2002

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$5,558,589	$3,790,946	$1,516,844	$10,866,379

Revenues from External Customers	2,544,970	1,429,063		3,974,033

Segment Profit (Loss) before interest	134,734	36,229	(201,731)	(30,768)
Interest Expense	114,059	29,716		143,775

Income (Loss) Before Income Taxes				(174,543)

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated net sales for the first quarter ended November 30, 2003 were $3,633,856, a decrease of 8.6% when compared with prior year first quarter sales of $3,974,038. The decrease in comparative first quarter sales is due to lower sales at Monofilament as a result of continued weakness in that market segment. Sales in the first quarter at Glassmaster Controls increased 6.2% compared to the same period of the prior year as sales of mechanical controls and control panels began to recover after a prolonged slump in the domestic truck manufacturing industry. Sales of electronic controls and circuit boards were relatively flat when compared to last year’s first quarter.

     Gross profit realized during the first quarter increased to $497,041, or 13.7% of sales, from $453,778, or 11.4% of sales in the year ago first quarter. The increase in gross income is due to a favorable mix of product sales and manufacturing cost reductions at Controls. The company continues in its efforts to reduce the costs of manufacturing on all of its products. Any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Operating expenses decreased to $480,265, or 13.2% of sales, in the current year first quarter, compared to $519,751, or 13.0% of sales, in the prior year comparative period. Marketing and selling expenses in this year’s quarter declined due to lower commission generated sales at Monofilament compared to last year. Other income and expenses, net were lower in the current year quarter due to a decline in general corporate overhead this year versus the prior year period.

     Interest expense totaled $137,940 during this year’s first quarter compared with $143,775 last year, a decrease of 4.1%. The decrease in interest expense is attributable to lower average borrowings outstanding compared to last year’s quarterly period.

     The net loss was $121,164 during the current year first quarter compared with $174,633 in last year’s quarterly period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities was $7,654 during the first quarter of the 2004 fiscal year compared with $254,536 during the prior year period. The decline in cash provided from operating activities is primarily due to an increase in accounts receivable outstanding at quarter end while the prior year period saw a significant decline in receivables outstanding.

     Cash provided by investing activities during the first quarter was $10,764 compared to $344,559 in the year ago period. Cash received from the sale of the Newberry, SC plant in the first quarter of last fiscal year accounts for the change. There were no capital expenditures during this year’s first quarter and there currently are no material capital outlays planned.

Item 2. Management’s Discussion and Analysis (Cont’d)

     Net cash used by financing activities was $84,625 in the current year period versus $666,691 last year. The decrease in cash used by investing activities is primarily due to the net proceeds from the sale of the Newberry, SC facility having been applied to debt reduction during last year’s first quarter. The current year period saw a small increase in borrowings outstanding under lines of credit while last year’s quarter saw a significant decline in these credit lines due to the large decrease in accounts receivable outstanding mentioned previously. See Note 7, Notes and Mortgages Payable, for further information and a current status of the company’s discussions with its lenders.

     The company currently anticipates that its cash requirements during the remainder of the 2004 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.

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

There were no reports on Form 8-K filed during the quarter ended November 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY
LEXINGTON, SC

Date: January 15, 2004	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: January 15, 2004	/s/ Richard E. Trewhella

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

Date: January 15, 2004

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

Date: January 15, 2004

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller & Treasurer
Principal Financial Officer