Form 10QSB
period 2004-02-29
GLASSMASTER CO
filed 2004-04-14
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 29, 2004

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

Common shares outstanding February 29, 2004: 1,643,390 par value $0.03

GLASSMASTER COMPANY

FORM 10-QSB

FOR THE QUARTER ENDED FEBRUARY 29, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company, Inc. and Subsidiary
Consolidated Balance Sheets
(In Thousands)

	February 29, 2004	August 31, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$65	$132
Marketable Equity Securities – Trading	0	11
Accounts Receivable, Trade (net of reserve)	2,590	2,116
Inventories, net	2,863	2,781
Prepaid Expenses	200	90
Deferred Income Taxes	43	43

Total Current Assets	5,761	5,173

Property, Plant, and Equipment, net	3,048	3,329

Deferred Tax Assets	1,394	1,394

Other Assets	20	35

Total Assets	$10,223	$9,931

LIABILITIES AND STOCKHOLDERS’EQUITY
Current Liabilities:
Notes, Mortgages and Debentures payable, current	$7,653	$7,578
Accounts Payable	2,088	1,649
Accrued Expenses	188	201

Total Current Liabilities	9,929	9,428

Other Liabilities
Notes, Mortgages, and Debentures payable, long term	410	410

Total Liabilities	10,339	9,838

Stockholders’ Equity (Deficit)
Capital Stock, 5,000,000 shares authorized $0.03 Par, 1,643,390 shares issued and outstanding	$49	$49
Paid-In Capital	1,367	1,367
Donated Capital	124	124
Retained Deficit	(1,656)	(1,447)

Total Stockholders’ Equity (Deficit)	(116)	93

Total Liabilities and Stockholder’s Equity (Deficit)	$10,223	$9,931

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Three Months Ended

	February 29, 2004	March 2, 2003

Sales	$3,832	$4,008
Cost of Sales	3,258	3,613

Gross Profit	574	395

Operating Expenses
Marketing and Selling	165	185
General and Administrative	192	186
Other Income and Expense — Net	170	181

Total Operating Expenses	527	552

Income (Loss) From Operations	47	(157)

Other Income (Expense), net
Interest Expense	(131)	(150)
Gain on Sale of Property and Assets	0	35

Total Other Income (Expense), net	(131)	(115)

Loss Before Income Taxes	(84)	(272)

Income Taxes	0	0

Net Loss	$(84)	$(272)

Net Loss per common share (Basic and Diluted)	$(0.05)	$(0.17)

Weighted Average Shares Outstanding	1,643,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Six Months Ended

	February 29, 2004	March 2, 2003

Sales	$7,466	$7,987
Cost of Sales	6,395	7,138

Gross Profit	1,071	849

Operating Expenses
Marketing and Selling	323	362
General and Administrative	354	300
Other Income and Expense — Net	330	376

Total Operating Expenses	1,007	1,038

Income (Loss) From Operations	64	(189)

Other Income (Expense), net
Interest Expense	(269)	(293)
Gain on Sale of Property and Assets	0	35

Total Other Income (Expense), net	(269)	(258)

Loss Before Income Taxes	(205)	(447)

Income Taxes	0	0

Net Loss	$(205)	$(447)

Net Loss per common share (Basic and Diluted)	$(0.12)	$(0.27)

Weighted Average Shares Outstanding	1,643,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)(Unaudited)

	Six Months Ended

	February 29, 2004	March 2, 2003

Cash Flows From Operations
Net Loss	$(205)	$(447)
Adjustments to reconcile Net Loss to Net Cash Provided by (Used in)Operations:
Depreciation	284	337
Amortization	16	36
Gain on Sale of Assets	0	(35)
Changes in Operating Assets & Liabilities:
Accounts Receivable	(474)	345
Inventories	(83)	(196)
Prepaid Expenses & Other Current Assets	(110)	(123)
Accounts Payable	435	(74)
Accrued Expenses	(14)	73

Net Cash Used in Operating Activities	(151)	(84)

Cash Flows From Investing Activities
Cash payments for the purchase of Fixed Assets	(3)	(23)
Cash payments for Deferred Charges	0	(16)
Cash proceeds from the sale of Assets	0	350
Cash proceeds from the sale of Trading Securities	11	0

Net Cash Provided By Investing Activities	8	311

Cash Flows From Financing Activities
Proceeds from Short-Term Borrowings	150	0
Principal payments on Short-Term Borrowings	(218)	(3)
Proceeds from Long-Term Borrowings	0	8
Principal payments on Long-Term Borrowings	0	(460)
Net Borrowings (repayments) under Lines of Credit	144	71

Net Cash Provided by (Used in) Financing Activities	76	(384)

Net Decrease in Cash	(67)	(157)

Cash and Cash Equivalents at beginning of period	132	173

Cash and Cash Equivalents at end of period	$65	$16

Supplemental Cash Flow Information
Cash Paid For:
Interest	$248	$208

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

The consolidated financial statements for the quarters ended February 29, 2004 and March 2, 2003 and for the year ended August 31, 2003 include the accounts of Glassmaster Company, Inc. (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”). All material intercompany transactions have been eliminated. Operating results for the six-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2003.

NOTE 2 – Uncertainties

     As reported in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of February 29, 2004, the Company’s current liabilities exceeded its current assets by $4,168,000. Its total liabilities of $10,339,000 exceed its total assets of $8,829,000 net of deferred tax assets of $1,394,000 by $1,510,000. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.

NOTE 3 – Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to its customers.

NOTE 4 – Accounts Receivable

     The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $126,000 and $123,000 as of February 29, 2004 and August 31, 2003, respectively.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – Inventories

     Inventories as reported on the accompanying balance sheets are classified below:

	February 29, 2004	August 31, 2003

Materials	$1,989,334	$2,069,195
Work in Process	437,433	369,922
Finished Products	606,815	511,712
Reserve for Excess and Obsolete Inventories	(169,884)	(169,884)

	$2,863,698	$2,780,945

NOTE 6 – Reclassification

     Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 7 – Notes and Mortgages Payable

     Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it’s subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (4% at February 29, 2004) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime plus 1%. The balances as of February 29, 2004 were $1,803,178 and $917,964 and the balances as of August 31, 2003 were $1,769,121 and $808,323, respectively. These credit agreements are subject to renegotiation and renewal and were set to expire January 5, 2004 and December 30, 2003, respectively. The lenders previously agreed to extend the maturity dates to April 5, 2004 on the Company’s notes and June 30, 2004 on the subsidiary’s notes, respectively. The company is currently in negotiations with its lender to again renew and extend the Revolving Credit Agreement that expired on April 5, 2004 and the lender has to date indicated its willingness to do so.

On January 15, 2004 the company’s primary lender in South Carolina agreed to advance an additional $150,000 for working capital purposes under a supplemental Promissory Note. This note is payable in consecutive monthly installments of $12,500 plus accrued interest at the prime rate plus 2.5% commencing on February 5, 2004 with a final payment of all remaining principal and accrued interest due on April 5, 2004. This note has been included in the negotiations to renew and extend the Revolving Credit Agreement mentioned above and the lender has indicated its willingness to modify the terms of this note as well.

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

	Three Months Ended February 29, 2004

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$4,684,937	$3,958,254	$1,579,926	$10,223,117
Revenues from External Customers	2,338,864	1,493,362		3,832,226
Segment Profit (Loss) before interest	164,314	66,426	(183,359)	47,381
Interest Expense	108,443	22,536		130,979

Net Loss				(83,598)

	Three Months Ended March 2, 2003

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$5,180,884	$3,848,549	$1,573,581	$10,603,014
Revenues from External Customers	2,407,382	1,601,185		4,008,567
Segment Profit (Loss)	24,436	39,792	(221,719)	(157,491)
Other Income (Expense)			35,000	35,000
Interest Expense	120,673	28,843		149,516

Net Loss				(272,007)

NOTE 8 – Segment Reporting (continued)

	Six Months Ended February 29, 2004

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$4,684,937	$3,958,254	$1,579,926	$10,223,117
Revenues from External Customers	4,454,657	3,011,425		7,466,082
Segment Profit (Loss) before interest	221,022	199,661	(356,526)	64,157
Interest Expense	222,339	46,580		268,919

Net Loss				(204,762)

	Six Months Ended March 2, 2003

	Industrial	Controls &
	Products	Electronics	Other	Total

Segment Assets	$5,180,884	$3,848,549	$1,573,581	$10,603,014
Revenues from External Customers	4,957,357	3,030,247		7,987,604
Segment Profit (Loss)	159,171	76,021	(423,541)	(188,349)
Other Income (Expense)			35,000	35,000
Interest Expense	234,732	58,560		293,292

Net Loss				(446,641)

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated Net Sales for the second quarter ended February 29, 2004 were $3,832,226, a decrease of 4.4% when compared with prior year second quarter sales of $4,008,567. The decrease in comparative second quarter sales is due to lower sales at Monofilament resulting from continued weakness in the industrial sector of the U.S. economy. Sales in the second quarter at Glassmaster Controls decreased 6.7% compared to the same period of the prior year as sales of electronic controls and circuit boards declined while sales of mechanical controls and control panels have increased after a prolonged slump in the domestic truck manufacturing industry. Year to date consolidated sales total $7,466,082, a decrease of 6.5% when compared to prior year to date sales of $7,987,604. Industrial Products segment sales have declined by approximately 10.1% year to date, while Controls and Electronics segment sales declined 1% when compared to the prior year six-month period.

     Gross Profit realized during the second quarter increased to $574,424, or 15.0% of sales, from $395,447, or 9.9% of sales in the year ago second quarter. Notwithstanding the lower sales volumes, year to date gross profit margins have increased to 14.4% of sales this year from 10.6% of sales last year due to manufacturing cost reductions and a favorable mix of products sold. The company continues in its efforts to reduce the costs of manufacturing on all its products but any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

Item 2. Management’s Discussion and Analysis (Cont’d)

     Selling, G&A, and Other Income and Expenses (net) decreased to $527,043, or 13.8% of sales, in the current year second quarter, compared to $552,938, or 13.8% of sales in the prior year period. On a year to date basis, these expenses total $1,007,308, or 13.5% of sales, compared with $1,037,573, or 13.0% of sales last year.

     Interest Expense totaled $130,979 during this year’s second quarter compared with $149,516 last year, a decrease of 12.4%. Year to date interest expense totals $268,919 compared with $293,292 last year, a decline of 8.3%. The decrease in interest expense is attributable to a decline in interest rates and lower average borrowings outstanding compared to last year’s quarterly and year to date periods.

     The Net Loss was ($83,598) during the current year second quarter compared with ($272,007) in the year ago quarter. The year to date net loss totals ($204,762) versus ($446,641) last year. Higher gross profit realized primarily as a result of an improved mix of products sold during the current quarterly and year to date periods accounts for the lower net loss when compared to the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities totaled ($150,849) during the first six months of the 2004 fiscal year compared with ($84,007) during the prior year to date period. A smaller net loss and a reduced investment in inventories was more than offset by an increase in accounts receivable outstanding and lower non-cash depreciation charges causing the increase in cash used in operating activities this year when compared to the prior year to date period.

     Cash provided by investing activities during the first six months of the current year was $7,864 compared to $311,003 in the year ago period. Cash received from the sale of the Newberry, SC plant in the first quarter of last fiscal year accounts for the change. There were no significant capital expenditures during this year’s first six months and there currently are no significant capital expenditures planned.

     Cash provided by (used in) financing activities was $75,345 in the first six months of the current year period versus $(383,866) last year. The increase in cash provided by investing activities in the current year to date period is primarily due to the net proceeds from the sale of the Newberry, SC facility having been applied to debt reduction during last year’s first quarter. Also, included in the current year period are proceeds from short-term borrowings of $150,000 to supplement working capital at Industrial Products whereas the prior year had no additional short-term borrowings. See Note 7, Notes and Mortgages Payable, for further information and a current status of the company’s discussions with its lenders.

     The company currently anticipates that its cash requirements during the remainder of the 2004 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

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

There were no reports on Form 8-K filed during the quarter ended February 29, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY
LEXINGTON, SC

Date: April 14, 2004	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: April 14, 2004	/s/ Richard E. Trewhella

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

Date: April 14, 2004

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

Date: April 14, 2004

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller & Treasurer
Principal Financial Officer