Form 10QSB
period 2004-05-30
GLASSMASTER CO
filed 2004-07-14
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

GLASSMASTER COMPANY

(Exact name of small business issuer as specified in its charter)

South Carolina	0-2331	57-0283724

(State or other jurisdiction of	(Commission	(IRS Employer
Incorporation of organization	File Number)	Identification No.)

PO Box 788, Lexington SC	29071

(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including area code:      803-359-2594

No Change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:

(1)	Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months YES ☒ NO ☐

(2)	Has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

Common shares outstanding May 30, 2004:      1,643,390 par value $0.03

GLASSMASTER COMPANY

FORM 10-QSB

FOR THE QUARTER ENDED MAY 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company, Inc. and Subsidiary
Consolidated Balance Sheets
(In Thousands)

	May 30, 2004	August 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$87	$132
Marketable Equity Securities – Trading	0	11
Accounts Receivable, Trade (net of reserve)	2,787	2,116
Inventories, net	2,866	2,781
Prepaid Expenses	227	90
Deferred Income Taxes	43	43

Total Current Assets	6,010	5,173

Property, Plant, and Equipment, net	2,909	3,329

Deferred Tax Assets	1,394	1,394

Other Assets	22	35

Total Assets	$10,335	$9,931

LIABILITIES AND STOCKHOLDERS’EQUITY
Current Liabilities:
Notes, Mortgages and Debentures payable, current	$7,743	$7,578
Accounts Payable	2,000	1,649
Accrued Expenses	210	201

Total Current Liabilities	9,953	9,428

Other Liabilities
Notes, Mortgages, and Debentures payable, long term	410	410

Total Liabilities	10,363	9,838

Stockholders’ Equity (Deficit)
Capital Stock, 5,000,000 shares authorized $0.03 Par, 1,643,390 shares issued and outstanding	$49	$49
Paid-In Capital	1,367	1,367
Donated Capital	124	124
Retained Deficit	(1,568)	(1,447)

Total Stockholders’ Equity (Deficit)	(28)	93

Total Liabilities and Stockholder’s Equity (Deficit)	$10,335	$9,931

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Three Months Ended
	May 30, 2004	June 1, 2003
Sales	$4,317	$3,971
Cost of Sales	3,498	3,158

Gross Profit	819	813

Operating Expenses
Marketing and Selling	173	190
General and Administrative	259	231
Other Income and Expense — Net	177	165

Total Operating Expenses	609	586

Income From Operations	210	227

Other Income (Expense), net
Interest Expense	(122)	(113)
Gain on Sale of Property and Assets	0	35

Total Other Income (Expense), net	(122)	(78)

Income Before Income Taxes	88	149

Income Taxes	0	0

Net Income	$88	$149

Net Income per common share (Basic and Diluted)	$0.05	$0.09

Weighted Average Shares Outstanding	1,643,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Nine Months Ended
	May 30, 2004	June 1, 2003
Sales	$11,783	$11,958
Cost of Sales	9,893	10,296

Gross Profit	1,890	1,662

Operating Expenses
Marketing and Selling	497	557
General and Administrative	613	491
Other Income and Expense — Net	506	517

Total Operating Expenses	1,616	1,565

Income From Operations	274	97

Other Income (Expense), net
Interest Expense	(391)	(429)
Gain on Sale of Property and Assets	0	35

Total Other Income (Expense), net	(391)	(394)

Loss Before Income Taxes	(117)	(297)

Income Taxes	0	0

Net Loss	$(117)	$(297)

Net Loss per common share (Basic and Diluted)	$(0.07)	$(0.18)

Weighted Average Shares Outstanding	1,643,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)(Unaudited)

	Nine Months Ended
	May 30, 2004	June 1, 2003
Cash Flows from Operations
Net Loss	$(117)	$(297)
Adjustments to reconcile Net Loss to
Net Cash Provided by (Used in) Operations:
Depreciation	426	506
Amortization	26	39
Gain on Sale of Assets	0	(35)
Changes in Operating Assets & Liabilities:
Accounts Receivable	(671)	269
Inventories	(86)	(318)
Prepaid Expenses & Other Current Assets	(140)	(271)
Accounts Payable	337	(209)
Accrued Expenses	22	59

Net Cash Used in Operating Activities	(203)	(257)

Cash Flows from Investing Activities
Cash payments for the purchase of Fixed Assets	(6)	(31)
Cash payments for Deferred Charges	(13)	(12)
Cash proceeds from the sale of Assets	0	350
Cash proceeds from the sale of Trading Securities	11	0

Net Cash Provided (Used) By Investing Activities	(8)	307

Cash Flows from Financing Activities
Proceeds from Short-Term Borrowings	223	181
Principal payments on Short-Term Borrowings	(335)	(14)
Proceeds from Long-Term Borrowings	0	8
Principal payments on Long-Term Borrowings	0	(497)
Net Borrowings (repayments) under Lines of Credit	277	197

Net Cash Provided by (Used in) Financing Activities	165	(125)

Net Decrease in Cash	(46)	(75)

Cash and Cash Equivalents at beginning of period	132	173

Cash and Cash Equivalents at end of period	$86	$98

Supplemental Cash Flow Information
Cash Paid For:
Interest	$387	$370

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

     The consolidated financial statements for the quarters ended May 30, 2004 and June 1, 2003 and for the year ended August 31, 2003 include the accounts of Glassmaster Company, Inc. (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”). All material intercompany transactions have been eliminated. Operating results for the nine-month period ended May 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2003.

NOTE 2 – Uncertainties

     As reported in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of May 30, 2004, the Company’s current liabilities exceeded its current assets by $3,943,000. Its total liabilities of $10,363,000 exceed its total assets of $8,941,000 net of deferred tax assets of $1,394,000 by $1,422,000. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.

NOTE 3 – Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to its customers.

NOTE 4 – Accounts Receivable

     The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $132,000 and $123,000 as of May 30, 2004 and August 31, 2003, respectively.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – Inventories

     Inventories as reported on the accompanying balance sheets are classified below:

	May 30, 2004	August 31, 2003
Materials	$1,874,904	$2,069,195
Work in Process	358,697	369,922
Finished Products	802,861	511,712
Reserve for Excess and Obsolete Inventories	(169,884)	(169,884)

	$2,866,578	$2,780,945

NOTE 6 – Reclassification

     Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 7 – Notes and Mortgages Payable

     Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it’s subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (4% at May 30, 2004) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime plus 1%. The balances as of May 30, 2004 were $2,134,056 and $720,618 and the balances as of August 31, 2003 were $1,769,121 and $808,323, respectively. These credit agreements are subject to renegotiation and renewal and are set to expire October 5, 2004 and June 30, 2004, respectively. The company is currently in negotiations with its lender to renew and extend the Revolving Credit Agreement that expired on June 30, 2004 and the lender has to date indicated its willingness to do so.

     On January 15, 2004 the company’s primary lender in South Carolina agreed to advance an additional $150,000 for working capital purposes under a supplemental Promissory Note. This note was payable in consecutive monthly installments of $12,500 plus accrued interest at the prime rate plus 2.5% commencing on February 5, 2004 with a final payment of all remaining principal and accrued interest due on April 5, 2004. On May 7, 2004 in conjunction with the renewal and extension of the Company’s Revolving Credit Agreement, the lender also agreed to renew and extend the Company’s Term Loan Agreement. The principal balance remaining on the working capital Promissory Note on May 7, 2004 of $125,000 was added to the Term Loan principal balance. The combined Term Loan principal balance was then $4,085,492(prime rate plus 2.00%) commencing in May 2004 and is also set to expire on October 5, 2004.

     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender as well as providing for minimum working capital requirements and maximum debt to net worth requirements in addition to providing for other minimum financial ratio requirements. The Company is in violation of certain of these covenants, and as such, all debt related to these agreements is classified

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – Notes and Mortgages Payable (continued)

as current. The Company and its subsidiary are in negotiations with the primary lenders to renew and extend the maturity of the financing agreements set to expire on the dates stated above. The Company is also seeking alternate sources of financing if an acceptable agreement with its current lenders cannot be reached.

NOTE 8 – Segment Reporting

     The Company classifies its business into two segments based on products offered and geographic location; Industrial Products and Controls and Electronics. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and composites that are sold for use in a variety of industrial applications and markets. The Controls and Electronics segment produces flexible cable controls, mechanical and electronic HVAC controls, molded control panels and electronic testing equipment, that are sold for use in the heavy truck, marine, and agricultural industries. The Controls and Electronics segment is a contract manufacturer of custom electronic products.

     The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are currently no significant intersegment sales and transfers, therefore no eliminations have been made to the information below. Included in the tables below is relevant financial data provided by each reportable segment. The amounts shown in the “Other” column are generally those expenses and assets that are associated with the Company’s corporate headquarters and other entity wide expenses that have not been included in segment information.

	Three Months Ended May 30, 2004
	Industrial	Controls &
	Products	Electronics	Other	Total
Segment Assets	$5,030,976	$3,441,985	$1,862,442	$10,335,403
Revenues from External Customers	2,622,304	1,694,936		4,317,240
Segment Profit (Loss) before interest	313,827	88,202	(192,286)	209,743
Interest Expense	101,630	20,353		121,983

Net Income				87,760

	Three Months Ended June 1, 2003
	Industrial	Controls &
	Products	Electronics	Other	Total
Segment Assets	$5,241,412	$3,891,227	$1,731,831	$10,864,470
Revenues from External Customers	2,484,049	1,486,591		3,970,640
Segment Profit (Loss)	343,335	99,036	(215,328)	227,043
Other Income (Expense)			35,000	35,000
Interest Expense	84,938	27,843		112,781

Net Income				149,262

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 – Segment Reporting (continued)

	Nine Months Ended May 30, 2004
	Industrial	Controls &
	Products	Electronics	Other	Total
Segment Assets	$5,030,976	$3,441,985	$1,862,442	$10,335,403
Revenues from External Customers	7,076,961	4,706,361		11,783,322
Segment Profit (Loss) before interest	534,849	287,863	(548,812)	273,900
Interest Expense	323,969	66,933		390,902

Net Loss				(117,002)

	Nine Months Ended June 1, 2003
	Industrial	Controls &
	Products	Electronics	Other	Total
Segment Assets	$5,241,412	$3,891,227	$1,731,831	$10,864,470
Revenues from External Customers	7,441,406	4,516,838		11,958,244
Segment Profit (Loss)	502,506	175,055	(580,779)	96,782
Other Income (Expense)			35,000	35,000
Interest Expense	342,670	86,403		429,073

Net Loss				(297,291)

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated Net Sales for the third quarter ended May 30, 2004 were $4,317,240, an increase of 8.7% when compared with prior year third quarter sales of $3,970,640. The increase in comparative third quarter sales is due to improved sales at both Monofilament and Controls reflecting an improving industrial sector of the U.S. economy. Sales in the third quarter at Glassmaster Controls increased 14.0% compared to the same period of the prior year as sales of mechanical controls and control panels continue to increase after a prolonged slump in the domestic truck manufacturing industry. Monofilament third quarter sales improved 5.6% when compared to the prior year quarter. Year to date consolidated sales total $11,783,322, a decrease of 1.5% when compared to prior year to date sales of $11,958,244. Industrial Products segment sales have declined by approximately 4.9% year to date, while Controls and Electronics segment sales increased 4.2% when compared to the prior year nine-month period.

     Gross Profit realized during the third quarter increased to $819,038, or 19.0% of sales, versus $813,000, or 20.5% of sales in the year ago third quarter. Notwithstanding the lower sales volumes in the current year period, year to date gross profit margins have increased to 16.0% of sales this year from 13.9% of sales

Item 2. Management’s Discussion and Analysis (Continued)

last year due to manufacturing cost reductions and a favorable mix of products sold. The company continues in its efforts to reduce the costs of manufacturing on all its products but any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Selling, G&A, and Other Income and Expenses (net) increased to $609,295, or 14.1% of sales, in the current year third quarter, compared to $585,957, or 14.8% of sales in the prior year period. On a year to date basis, these expenses total $1,616,604, or 13.7% of sales, compared with $1,565,530, or 13.1% of sales last year. The increase is primarily due to higher personnel costs at Monofilament as an administrative position that was vacant since 2002 was filled.

     Interest Expense totaled $121,983 during this year’s third quarter compared with $112,781 last year, an increase of 8.2%. Year to date interest expense totals $390,902 compared with $429,073 last year, a decline of 8.9%. The increase in third quarter interest expense in the current year is due to higher average borrowing costs at Industrial Products as slightly higher interest rates have been incurred as loans are re-negotiated. The decrease in year to date interest expense is attributable to lower average borrowings outstanding compared to last year’s period.

     Net Income was $87,760 during the current year third quarter compared with $149,262 in the year ago quarter. The year to date net loss totals ($117,002) versus ($297,291) last year. Higher gross profit realized, primarily as a result of an improved mix of products sold during the current year to date period, accounts for the lower net loss when compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities totaled ($203,142) during the first nine months of the 2004 fiscal year compared with ($257,696) during the prior year to date period. A smaller year-to-date net loss, a reduced investment in inventories, and an increase in trade credit payable more than offset an increase in accounts receivable outstanding and lower non-cash depreciation charges causing the decrease in cash used in operating activities this year when compared to the prior year to date period.

     Cash provided (used) by investing activities during the first nine months of the current year was ($8,054) compared to $306,801 in the year ago period. Cash received from the sale of the Newberry, SC plant in the first quarter of last fiscal year accounts for the change. There were no significant capital expenditures during this year’s first nine months and there currently are no significant capital expenditures planned.

     Cash provided by (used in) financing activities was $165,205 in the first nine months of the current year period versus ($123,930) last year. The increase in cash provided by investing activities in the current year to date period is primarily due to the net proceeds from the sale of the Newberry, SC facility having been applied to debt reduction during last year’s first quarter. See Note 7, Notes and Mortgages Payable, for further information and a current status of the company’s discussions with its lenders.

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

There were no reports on Form 8-K filed during the quarter ended May 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY
LEXINGTON, SC

Date: July 14, 2004	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: July 14, 2004	/s/ Richard E. Trewhella

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

Date: July 14, 2004

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

Date: July 14, 2004

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller & Treasurer
Principal Financial Officer