Form 10KSB
period 2004-08-31
GLASSMASTER CO
filed 2004-11-30
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	August 31, 2004	Commission File Number	0-2331

GLASSMASTER COMPANY

(Exact name of small business issuer as specified in its charter)

South Carolina	57-0283724

(State of incorporation)	(IRS Employer ID No.)

PO Box 788, Lexington SC	29071

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:      803-359-2594

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

State issuer’s revenues for its most recent fiscal year.      $15,749,603

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $353,595 as of October 31, 2004, based on the high and low sales price of $0.43 per share.

The number of shares outstanding of the registrant’s common stock, as of October 31, 2004 was 1,643,390 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer’s definitive proxy statement for the 2005 annual meeting of stockholders that will be filed no later than December 31, 2004.

PART I

Item 1. Business

     (a)(b) General Development and Narrative Description of Business

     Glassmaster Company (the “Company”) is a diversified manufacturer of thermoplastic and thermoset plastic materials, industrial controls, and electronics that produces and sells a broad range of product lines to customers across multiple industries. The Company classifies its business into two operating segments: Industrial Products, consisting of extruded synthetic monofilaments and pultruded fiberglass and composites and; Controls and Electronics, consisting of mechanical and electronic controls, electronic test equipment, and circuit boards. For segment and geographic information, see Note 13 of the Notes to Consolidated Financial Statements.

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

     The Company’s common stock was first offered to the public in 1959 and currently has approximately 1,112 stockholders. The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board (symbol: GLMA.OB).

INDUSTRIAL PRODUCTS

     The Company’s Monofilament Division extrudes monofilaments from nylon, polyester, polyolefin and other engineered resins for use in a wide array of markets and applications including textiles (sewing thread), lawn and garden care (trimmer line), recreational products (fish line), and industrial weaving and industrial filtration. Monofilament, as produced by the Company, begins with a thermoplastic resin that is processed through a melting device (extruder) and subsequently oriented to form single strand fibers of various diameters, tensile strengths and moduli. Specialized monofilaments for industrial applications are manufactured for use in other major industries including paper machine clothing for the paper industry and abrasive bristles for brushes used in metal and wood

Item 1. Business Continued

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

     At August 31, 2004, the order backlog was $2,143,250 compared to $2,090,205 at August 31, 2003.

     The Company has no full-time employees engaged in research and development activities, however, certain employees at each of the Company’s manufacturing locations spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $231,000 in 2004 and $265,000 in 2003.

Item 1. Business Continued

     No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

     The Company and its subsidiary furnished employment for approximately 159 persons at August 31, 2004 and 165 persons at August 31, 2003.

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

     The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 2004 were as follows: Monofilament Plant — 65%; Composites Plant — 15%; Controls Plant — 40%.

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

Quarter Ending	High	Low
August 31, 2002	.150	.120
December 1, 2002	.150	.120
March 2, 2003	.400	.120
June 1, 2003	.510	.130
August 31, 2003	.430	.350
November 30, 2003	.350	.430
February 29, 2004	.460	.300
May 30, 2004	.350	.300
August 31, 2004	.350	.300

Item 5. Market for Registrants Common Equity and Related Stockholder Matters Continued

Since September 1, 2004 and to the date of this report, the high and low sales price per share was $0.43 and $0.30, respectively.

(b) There were 1,112 shareholders of record at October 31, 2004.

(c)(1) No dividends have been declared or paid in the last three years.

(c)(2) According to the terms of a financing agreement, the Company is restricted from paying cash dividends unless approved by the lending institution.

PART II

Item 6. Management’s Discussion and Analysis

Review of Operations

Comparison of 2004 to 2003

     Consolidated sales for the fiscal year ended August 31, 2004 were approximately $15.8 million compared to approximately $15.5 million last year, an increase in sales of 2%. The net loss for the year was $9,123, or $.01 per share, compared to a net loss of $321,923, or $0.20 per share, last year.

     Net Sales. Industrial Products segment sales increased 2% to approximately $9.7 million this year compared to approximately $9.6 million in the prior year. Industrial Products sales are expected to improve in tandem with the economy and as recently developed products begin to generate additional revenue in 2005. Several new products have been approved for production. The company continues to search for additional distribution channels and marketing partners to increase sales of Industrial Products.

     Controls and Electronics segment sales increased 1.8% this year to just over $6.0 million, compared to prior year sales of approximately $5.9 million. Electronic control products and contract manufacturing services sales decreased by 30% in the current year compared to last year due to the scheduled completion of contracts. The decline in electronic sales offset an increase in sales of cable systems and control assemblies used in the heavy truck and bus industry, which have improved in tandem with the industry recovery that began in late 2003. Sales of controls and electronics are expected to improve in the second and third quarter of 2005 due to new electronic contracts and related circuit board contract manufacturing revenue. New product and engineering innovations already approved on new heavy truck production will also contribute to sales growth and increased market penetration, particularly as the trucking industry continues to recover from its prolonged slump.

     Gross Profit. Total gross profit increased 22.5%, to approximately $2.62 million, or 16.6% of sales, compared with approximately $2.14 million or 13.8% of sales during the 2003 fiscal year. The company continues in its efforts to reduce the cost of manufacturing on all products, but any significant future increases in gross profit will result from increasing levels of throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Expenses. Total expenses for the year decreased slightly to approximately $2.108 million, or 13.4% of sales this year, versus the prior year of approximately $2.111 million, or 13.6% of sales. The decrease in expenses this year is primarily due to a decline in corporate overhead resulting from personnel reductions and cost savings recognized from the reduction in costs associated with certain employee benefit plans.

     Income from Operations. Total income from operations for the 2004 fiscal year was $513,052, a significant improvement compared to the prior year operating income of $29,311. Operating profit at the Industrial Products segment increased to $776,584 this year compared to $287,946 in the prior year to date period. The Controls and Electronics segment income from operations increased to $432,333 this year compared to $268,316 last year. The improvement in operating earnings is primarily due to cost reductions implemented at all operating units and a more favorable mix of products sold.

     Interest Expense. Interest expense decreased to $530,219 this year compared to $573,469 in the prior fiscal year. The decrease in interest expense is primarily due to reductions in long term debt outstanding.

Item 6. Management’s Discussion and Analysis, Continued

Comparison of 2004 to 2003, Continued

     Provision for Income Taxes. The company has recognized a total benefit from income taxes in the current year of $5,209 compared with a benefit of $184,522 last year. The benefit recognized in the current and prior year relates primarily to deferred tax assets recognized as a result of federal and state net operating tax loss carry-forwards that are available to be used to offset future taxable income. The total deferred tax asset recognized in the balance sheet as of August 31, 2004 is $1,441,841. Utilization of this tax asset is dependent upon future taxable profits in excess of existing taxable temporary differences. Although the company has experienced net losses for the past five years, the asset has been recognized in its entirety because, if necessary, the Company could sell its assets in order to generate taxable gains in excess of the net operating loss carryovers based on the current estimated value of its assets. For further information, refer to Note 8 of the Notes to Consolidated Financial Statements.

Comparison of 2003 to 2002
(Excerpted from the 2003 Form 10-KSB)

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

Item 6. Management’s Discussion and Analysis, Continued

Comparison of 2003 to 2002, Continued

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

     Provision for Income Taxes. The company has recognized a total benefit from income taxes in the current year of $184,522, compared with a benefit of $130,477 last year. The benefit recognized in the current and prior year relate primarily to deferred tax assets recognized as a result of federal and state net operating tax loss carry-forwards that are available to be used to offset future taxable income. The total deferred tax asset recognized in the balance sheet as of August 31, 2003 is $1,436,632. Utilization of this tax asset is dependent upon future taxable profits in excess of existing taxable temporary differences. Although the company has experienced net losses for the past four years, the asset has been recognized in its entirety because, if necessary, the Company could sell its assets in order to generate taxable gains in excess of the net operating loss carryovers based on the current estimated value of its assets. For further information, refer to Note 8 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     Cash provided by operating activities was $227,323 this fiscal year compared with $260,818 during the prior year. While net earnings before non-cash charges and credits increased by approximately $329,000 this fiscal year compared to the prior year, the decrease in net cash provided by operating activities in the current year was primarily due to increases in accounts receivable outstanding and inventories at Monofilament that resulted from improved orders and sales during the fourth quarter.

     Cash provided by (used for) investing activities was ($33,818) this year versus $308,628 last year. The decrease in net cash provided by investing activities was due to the cash proceeds received from the sale of the Newberry, South Carolina manufacturing facility in September 2002 impacting the prior year.

     Cash used by financing activities was $195,105 in the current year compared to $610,246 in the prior fiscal year. The decrease in net cash used by financing activities is due to a decline in net repayments of debt in the current year when compared to the prior year.

     The Company funds its operations and long term capital requirements primarily through financing agreements with its primary banking institutions. These agreements currently provide for revolving working capital lines of credit and long term equipment and real estate financing for the company’s industrial products segment in South Carolina and its controls and electronics segment in Michigan (through its wholly owned subsidiary, Glassmaster Controls Company, Inc.).

     In South Carolina, indebtedness outstanding as of August 31, 2004 subject to the loan agreements include $2,043,192 under the Revolving Working Capital Credit Line (total line of $2.5 Million) and $3,998,608 under an Equipment and Real Estate Term Loan. These credit lines originally had a due date of October 5, 2004 but were refinanced on November 5, 2004 and currently have a due date of October 5, 2005.

     In Michigan, indebtedness outstanding as of August 31, 2004 subject to the applicable loan agreement included $562,930 under the Working Capital Revolver (total line of $1,150,000) and $509,952 under the Equipment and Real Estate Term Loans. These credit lines are currently scheduled to mature in December 2004. The company currently expects these credit agreements to also be renewed.

Liquidity and Capital Resources Continued

Through cost reductions and an improving business climate the Company has been successful in returning to near break-even net income in the 2004 fiscal year, has generated positive cash flow from operations for the last two fiscal years, and currently projects operating earnings improvement in the 2005 fiscal year. As a result, the Company currently anticipates that its cash requirements during the 2005 fiscal year will continue to be provided by operations and by existing and committed credit lines.

Item 7. Financial Statements

     Financial Statements of Glassmaster Company and the Notes to Consolidated Financial Statements for the fiscal years ended August 31, 2004 and 2003 appear on pages 15 through 29, the Index to the Exhibits and Exhibits appear on page 10, and the Report of Independent Auditors appears on page 30 of this report.

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

     Information for items 9-12 of this report appears in the Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on January 21, 2005 and is incorporated herein by reference.

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

     (b) Reports on Form 8-K

          There were no reports on Form 8-K filed by the company during the fiscal year ended August 31, 2004.

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

GLASSMASTER COMPANY

By	/s/ Raymond M. Trewhella	By	/s/ Richard E. Trewhella

	Raymond M. Trewhella, CEO		Richard E. Trewhella, Corporate Controller
	(Principal Executive Officer)		(Principal Financial Officer)
(Principal Accounting Officer)

Date	November 29, 2004	Date	November 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By	/s/ Stephen W. Trewhella	By	/s/ Raymond M. Trewhella

	Stephen W. Trewhella, Director		Raymond M. Trewhella, Director

Date	November 29, 2004	Date	November 29, 2004

By	/s/ Stephen W. Trewhella, Jr.	By	/s/ Melvin L. Chavis

	Stephen W. Trewhella, Jr., Director		Melvin L. Chavis, Director

Date	November 29, 2004	Date	November 29, 2004

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

Date: November 29, 2004

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

Date: November 29, 2004

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller
Principal Financial Officer
Principal Accounting Officer

GLASSMASTER COMPANY, INC.
AND SUBSIDIARY

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED AUGUST 31, 2004 AND 2003

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AUGUST 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$130,896	$132,496
Marketable equity securities — trading	—	10,764
Accounts receivable
Trade, net of allowance for doubtful accounts of $129,258 and $123,456, respectively	2,372,429	2,115,766
Inventories, net	2,901,721	2,780,945
Prepaid expenses	125,868	89,851
Deferred income taxes	44,984	42,820

Total current assets	5,575,898	5,172,642

PROPERTY, PLANT AND EQUIPMENT, net	2,829,547	3,328,918

DEFERRED TAX ASSETS	1,396,857	1,393,812

OTHER ASSETS	20,000	35,805

Total Assets	$9,822,302	$9,931,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$2,606,122	$2,577,444
Notes and debentures payable, current	1,050,246	5,000,636
Accounts payable	1,736,943	1,649,498
Accrued expenses	208,635	200,728

Total current liabilities	5,601,946	9,428,306

OTHER LIABILITIES
Notes and debentures payable, long term	4,136,608	410,000

Total liabilities	9,738,554	9,838,306

Commitments and contingencies (Note 1 and 9)

STOCKHOLDERS’ EQUITY
Capital stock, 5,000,000 shares authorized; $.03 Par value, 1,643,390 shares issued and outstanding	49,302	49,302
Paid-in capital	1,367,459	1,367,459
Donated capital	124,210	124,210
Retained earnings deficit	(1,457,223)	(1,448,100)

Total stockholders’ equity	83,748	92,871

Total liabilities and stockholders’ equity	$9,822,302	$9,931,177

See notes to financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	August 31,
	2004	2003
SALES	$15,749,603	$15,490,213
COST OF SALES	13,128,508	13,350,299

GROSS INCOME	2,621,095	2,139,914

OPERATING EXPENSES
Marketing and selling	676,401	695,868
General and administrative	1,431,642	1,414,735

Total operating expenses	2,108,043	2,110,603

INCOME FROM OPERATIONS	513,052	29,311

OTHER INCOME (EXPENSE), net
Interest expense	(530,219)	(573,469)
Realized gains	2,835	—
Unrealized gains	—	2,609
Gain on sale of property and assets	—	35,104

Total other expense, net	(527,384)	(535,756)

LOSS BEFORE INCOME TAX BENEFIT	(14,332)	(506,445)

INCOME TAX BENEFIT	5,209	184,522

NET LOSS	$(9,123)	$(321,923)

LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.01)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,643,390	1,643,390

See notes to financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003

	Capital Stock					Total
			Paid-in	Donated	Retained	Stockholders'
	Shares	Amount	capital	capital	deficit	equity
BALANCE, SEPTEMBER 1, 2003	1,643,390	$49,302	$1,367,459	$124,210	$(1,126,177)	$414,794
Net loss	—	—	—	—	(321,923)	(321,923)

BALANCE, AUGUST 31, 2003	1,643,390	49,302	1,367,459	124,210	(1,448,100)	92,871
Net loss	—	—	—	—	(9,123)	(9,123)

BALANCE, AUGUST 31, 2004	1,643,390	$49,302	$1,367,459	$124,210	$(1,457,223)	$83,748

See notes to financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	August 31,
	2004	2003
CASH FLOWS FROM OPERATIONS
Net loss	$(9,123)	$(321,923)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation and amortization	548,995	703,148
Bad debt expense (recovery)	5,802	(12,676)
Increase in deferred income taxes	(5,209)	(184,522)
Gain on sale of assets	—	(35,104)
Impairment of long-lived assets	—	62,500
Realized gain on trading securities	(2,835)	—
Unrealized gain on trading securities	—	(2,609)
Changes in operating assets and liabilities
Accounts receivable	(262,465)	722,114
Inventories	(120,776)	(57,469)
Prepaid expenses	(36,017)	(41,183)
Accounts payable	87,445	(598,630)
Accrued expenses	7,907	27,172
Proceeds from sale of trading securities	13,599	—

Net cash provided by operating activities	227,323	260,818

INVESTING ACTIVITIES
Payments for the purchase of property, plant and equipment	(6,318)	(41,372)
Payments for deferred charges	(12,500)	—
Payments for deposits	(15,000)	—
Proceeds for the sale of property	—	350,000

Net cash provided by (used for) investing activities	(33,818)	308,628

FINANCING ACTIVITIES
Proceeds from issuance of short-term debt	179,013	164,008
Principal payments on short-term debt	(300,795)	(552,324)
Principal payments on long-term debt	(102,000)	—
Net borrowings (repayments) under line of credit	28,677	(221,930)

Net cash used by financing activities	(195,105)	(610,246)

Net decrease in cash	(1,600)	(40,800)
CASH AT BEGINNING OF YEAR	132,496	173,296

CASH AT END OF YEAR	$130,896	$132,496

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during year for
Interest	$519,088	$515,690

NONCASH FINANCING TRANSACTION
Note payable refinanced	$184,032	$—

See notes to financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
Glassmaster Company, Inc. is a manufacturer and supplier of extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products and composites located in Lexington, South Carolina. Glassmaster Controls Company, Inc., its wholly owned subsidiary, designs, manufactures, and assembles a wide range of electronic and mechanical industrial controls and electronic testing equipment. Information about the Company’s business operating segments is presented in more detail in Note 13.

Principles of consolidation
The consolidated financial statements for the year ended August 31, 2004 and 2003, include the accounts of Glassmaster Company, Inc. and its wholly owned subsidiary, Glassmaster Controls Company, Inc.(collectively, the Company). Glassmaster Controls Company, Inc. was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. All material intercompany transactions have been eliminated.

Going concern
As reported in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations, and as of August 31, 2004, the Company’s current liabilities exceeded its current assets by $26,048. Its total liabilities of $9,738,554 exceed its total assets of $8,380,461 net of deferred tax assets of $1,441,841 by $1,358,093. These factors raise doubt about the Company’s ability to continue as a going concern. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability.

Management and the primary lenders for the industrial products business segment negotiated the current financing packages which expired October 5, 2004. Management executed a new long-term agreement on November 5, 2004 with the current primary lenders that extends the maturity dates to October 2005.

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

Other assets
Other assets consist primarily of capitalized loan costs and development costs for a mold that will be used in producing products to be sold under a long-term supply arrangement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Marketable equity securities
At August 31, 2003, marketable equity securities consisted of trading securities reported at fair value with unrealized gains and losses included in earnings.

Accounts receivable and allowances
The Companies extend credit to customers generally without requiring collateral The Company provides an allowance for losses on trade receivables based on general economic and financial issues in the economy and a review of historical and subsequent payment activity. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $129,258 and $123,456 at August 31, 2004 and 2003, respectively.

Inventories
Inventories are stated net of valuation reserves at the lower of cost or market, with cost determined on a first-in, first-out basis.

Property, plant and equipment
Property, plant and equipment are recorded at cost and depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets as indicated below. The Company utilizes applicable accelerated methods for tax purposes.

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

Pre-production costs
In accordance with EITF 99-5 Accounting for Pre-Production Costs Related to Long-term Supply Arrangements, the Company capitalizes development costs for molds that will be used in producing products to be sold under long-term supply arrangements.

Stock option plans
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plan as permitted under SFAS No. 123. This Statement specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

SFAS No. 123 pro forma amounts are as follows for the years ended August 31, 2004 and 2003:

	2004	2003
Net loss as reported	$(9,123)	$(321,923)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,460)	(7,010)

Pro forma net loss	$(10,583)	$(328,933)

Pro forma basic and diluted loss per share	$(0.01)	$(0.20)

Basic and diluted loss per share as reported	$(0.01)	$(0.20)

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued April 22, 1994, the following weighted average assumptions were used: risk-free interest rate based on date of issuance 5.97%, no expected dividends, a volatility factor of 307.77, an expected life of the options of 10 years (amortized over vesting period), and expected vesting of the options at 65%. Using these assumptions, the total value of stock options and rights to receive stock granted in 1994 was $84,094. For the options issued August 3, 2001, the following weighted average assumptions were used: risk-free interest rate based on date of issuance 3.47%, no expected dividends, a volatility factor of 307.77, an expected life of the options of 10 years, and expected vesting of the options at 65%. Using these assumptions, the total value of stock options and rights to receive stock granted in 2001 was $22,123.

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

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $19,054 and $19,167 for the years ended August 31, 2004 and 2003, respectively.

Research and development
Research and development costs are charged to expense as incurred. The costs incurred for the years ended August 31, 2004 and 2003 were $231,387 and $264,912, respectively. Those costs have generally been charged to cost of goods sold.

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

Recent accounting pronouncements
No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the year ending August 31, 2004, other than the items described below.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported income or retained earnings.

NOTE 2 — CONCENTRATION OF CREDIT RISK

     Revenues from one customer of the Controls and Electronics segment represented $988,289 and $1,223,703 of the Company’s consolidated revenues for the years ended August 31, 2004 and 2003, respectively. Revenues from one customer of the Industrial Products segment represented $965,814 and $1,099,408 of the Company’s consolidated revenues for the years ended August 31, 2004 and 2003, respectively.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INVENTORIES

     Inventories as reported on the balance sheets are classified below:

	2004	2003
Materials	$1,986,690	$2,029,311
Work in process	348,628	369,922
Finished products	712,452	551,596
Reserve for excess and obsolete inventories	(146,049)	(169,884)

	$2,901,721	$2,780,945

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

     The provision for depreciation charged against income for the fiscal years ended August 31, 2004 and 2003, totaled $505,690 and $618,278, respectively.

	2004	2003
Land	$155,774	$155,774
Buildings	3,121,349	3,121,349
Furniture and fixtures	187,046	187,046
Automotive equipment	151,689	151,689
Plant equipment	7,816,936	7,810,618
Tooling and dies	826,768	826,768
Impairment reserve	(100,000)	(100,000)

Total	12,159,562	12,153,244
Accumulated depreciation	(9,330,015)	(8,824,326)

Property, plant and equipment, net	$2,829,547	$3,328,918

NOTE 5 — REVOLVING LINES OF CREDIT

     Inventories and customer receivables are pledged as collateral to provide the Company with two revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (4.25% at August 31, 2004) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime plus 1%. The balances as of August 31, 2004 were $2,043,192 and $562,930, respectively, and the balances as of August 31, 2003 were $1,769,121 and $808,323, respectively. These credit agreements are subject to renegotiation and renewal and will expire October 5, 2004 and December 31, 2004 for the Company and its subsidiary, respectively. Prior to August 31, 2004, the line of credit for the Company had a maturity date of October 5, 2004. It was renewed on November 5, 2004.

     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES AND DEBENTURES PAYABLE

     Long-term notes and debentures payable consist of the following:

	August 31,
	2004	2003
Mortgage loan payable to a financial institution in eight scheduled principal payments of $34,000, plus monthly payments of accrued interest at prime (4.25 % at August 31, 2004) plus 2% with the remaining principal and accrued interest due October 2005 (original due date of October 2004, refinanced subsequent to August 31, 2004)	$3,998,608	$3,960,492

Mortgage loan payable to a financial institution, in monthly principal installments of $5,000 plus accrued interest at prime (4.25 % at August 31, 2004) plus 1% with the remaining principal and unpaid accrued interest due December 2004	305,000	365,000

Installment loan payable to a financial institution in monthly installments of $9,854 including interest at prime (4.25 % at August 31, 2004) plus 1% with the remaining principal and unpaid accrued interest due December 2004	204,952	310,331

Installment loan payable to a financial institution in monthly principal installments of $12,500 plus accrued interest at prime (4.25% at August 31, 2004) plus 2.5 % with the remaining principal and accrued interest due January 2004	—	96,532

Installment loan payable to a premium finance company in nine monthly installments of $3,659 including interest at 8.25% with the remaining principal and accrued interest due January 2005	18,294	18,281

Debentures to related parties with annual payments of accrued interest at 10.5% due December 2005 in one installment of principal and unpaid accrued interest	410,000	410,000

Note payable to a Company officer bearing interest at 10.5% with annual payments of accrued interest and due on demand	50,000	50,000

Notes payable to related parties with semi-annual payments of accrued interest at 10% due January 2005 in one installment of principal and unpaid accrued interest	200,000	200,000

	5,186,854	5,410,636
Less current portion	1,050,246	5,000,636

	$4,136,608	$410,000

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES AND DEBENTURES PAYABLE, Continued

     Substantially all property, plant and equipment are pledged as collateral for the above scheduled borrowings. The prime interest rate was 4.25% and 4.00% for the years ended August 31, 2004 and 2003 respectively.

     The principal maturities on the notes and debentures payable over the next five years as of August 31 are as follows:

2005	$1,050,246
2006	4,136,608

$5,186,854

NOTE 7 — RELATED PARTY TRANSACTIONS

     Interest expense for related party obligations was $68,300 for the years ended August 31, 2004 and 2003. Accrued interest payable to related parties was $46,467 and $48,717 as of August 31, 2004 and 2003, respectively.

NOTE 8 — INCOME TAXES

     Components of the provision (benefit) for income taxes on continuing operations are shown below for the years ended August 31:

	2004		2003
	Current	Deferred	Current	Deferred
Federal	$—	$8,555	$4,565	$(165,196)
State	—	(13,766)	141	(24,032)

	$—	$(5,209)	$4,706	$(189,228)

     For South Carolina tax purposes a net operating loss carry-forward of $5,417,857 is available for offset against future taxable income. The carry-forward will expire in the year ended August 31, 2019. For federal tax purposes, the Company sustained net operating losses of $14,332 and $27,371 for the years ended August 31, 2004 and 2003, respectively. The Company has federal net operating loss carryforwards of $4,308,449 available for offset against future taxable income and will expire in the year ended August 31, 2024.

     For income tax reporting, an Alternative Minimum Tax credit of $28,697 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.

     The net deferred tax assets and liabilities consisted of the following components as of August 31, 2004 and 2003.

	2004	2003
Deferred tax assets relating to:
Allowance for doubtful accounts	$44,984	$42,820
Alternative minimum tax credit	28,697	28,697
Federal and state NOL carry-forwards	1,676,126	1,735,121
Deferred tax liabilities relating to:
Property and equipment	(307,966)	(370,006)

Net deferred tax asset	$1,441,841	$1,436,632

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES, Continued

     The components giving rise to the deferred tax assets and liabilities described above have been included in the accompanying balance sheet as of August 31, 2004 and 2003 as follows:

	2004	2003
Current assets	$44,984	$42,820
Other assets	1,396,857	1,393,812

     Utilization of the deferred tax asset of $1,441,841 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there have been reported losses for the past five years, the asset has been recognized because the Company estimates the market value of the Company’s assets, if realized in a sales transaction, would generate gains in excess of the net operating loss carryovers. The Company’s primary plan is to return to profitability and to utilize the deferred tax assets on future income from operations. For further information on the Company’s plans for future operations, see Note 1.

NOTE 9 — LEASES

     The Company leases manufacturing and office equipment under operating leases expiring in various years through 2008. An operating lease for manufacturing equipment provides for a renewal option for an additional four-year period at the fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Future minimum lease payments due under these non-cancelable operating leases as of August 31, 2004 are as follows:

2005	$45,493
2006	14,405
2007	10,516
2008	4,382

$74,796

     Total rent expense under these operating leases was $123,179 and $114,333 for the years ended August 31, 2004 and 2003, respectively.

NOTE 10 — STOCK OPTIONS

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

     Following is a summary of the activity of the incentive stock options for the years ended August 31, 2004 and 2003:

	2004		2003
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding beginning of year	57,800	$1.03	77,600	$1.12
Granted	—	—	—	—
Forfeited	(3,300)	4.00	(19,800)	1.38

Outstanding end of year	54,500	$.85	57,800	$1.03

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 10 — STOCK OPTIONS, Continued

     Following is a summary of the status of the incentive options outstanding at August 31, 2004:

Outstanding Options				Exercisable Options
Weighted
		Average	Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price
$.85	54,500	7 years	$.85	32,700	$.85

NOTE 11 — EARNINGS PER SHARE OF COMMON STOCK

     The weighted average number of shares used in the computation of basic and diluted loss per common share was 1,643,390 in 2004 and 2003. Options on 54,500 and 57,800 shares of common stock as of August 31, 2004 and 2003, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE 12 — DEFINED CONTRIBUTION PLAN

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

     The plan provides for the Company to make a discretionary contribution on behalf of all eligible employees (those with one full year of active service) regardless of whether they have elected to voluntarily participate in the plan. This discretionary contribution will be allocated based on a ratio of the employees’ total W-2 earnings to the total W-2 earnings of all eligible employees. Any discretionary contribution will be dependent upon the overall profitability of the Corporation and will be made with the approval of the Board of Directors.

     There were no contributions charged to expenses for the years ended August 31, 2004 and 2003.

NOTE 13 — BUSINESS SEGMENTS

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

     Included in the tables below is relevant financial data provided by each reportable segment. The amounts shown in the “Other” column are generally those expenses and assets which are associated with the Company’s corporate headquarters and other entity wide expenses which have not been included in segment information.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — BUSINESS SEGMENTS, Continued

	As of and for the year ended August 31, 2004
	Industrial	Controls and
	Products	Electronics	Other	Total
Segment assets	$4,568,468	$3,428,852	$1,824,982	$9,822,302
Expenditures for segment assets	—	6,318	—	6,318
Depreciation and amortization	297,287	203,932	47,775	548,994
Research and development	229,013	2,374	—	231,387
Revenues from external customers	9,721,858	6,027,745	—	15,749,603
Segment profit (loss)	776,584	432,333	(693,030)	515,887
Interest expense	446,098	84,121	—	530,219

Loss before taxes				$14,332

	As of and for the year ended August 31, 2003
	Industrial	Controls and
	Products	Electronics	Other	Total
Segment assets	$4,554,625	$3,518,758	$1,857,794	$9,931,177
Expenditures for segment assets	13,192	26,827	1,353	41,372
Depreciation and amortization	410,352	248,792	44,004	703,148
Research and development	242,307	22,605	—	264,912
Revenues from external customers	9,571,471	5,918,742	—	15,490,213
Segment profit (loss)	287,946	268,316	(489,238)	67,024
Interest expense	465,425	108,044	—	573,469

Loss before taxes				$506,445

Geographic Information

	As of and for the year ended August 31, 2004
			Property, plant
	Revenues	Total assets	and equipment
United States	$14,261,485	$9,822,302	$2,829,547
Other foreign countries	1,488,118	—	—

	As of and for the year ended August 31, 2003
			Property, plant
	Revenues	Total assets	and equipment
United States	$13,309,578	$9,931,177	$3,328,918
Other foreign countries	2,180,635	—	—

     Revenues in the above schedule are attributed to countries based on the location of the customer.

GLASSMASTER COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — IMPAIRMENT OF ASSETS

     In 2004 and 2003, during the course of the Company’s strategic review of its Industrial Products segment, the Company assessed the recoverability of the carrying value of certain assets related to its composites product lines which resulted in a write down of excess inventories of $92,500 and an impairment loss on property, plant and equipment of $62,500 for the year ended August 31, 2003. The impairment loss reflects the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows. The write down of composite inventory is recorded as a component of cost of goods sold. The impairment loss is recorded as a component of general, administrative and other expense in the income statement for the year ended August 31, 2003.

     There was no additional write down of excess inventories or impairment loss on property for the year ended August 31, 2004.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Glassmaster Company, Inc. and Subsidiary
Lexington, South Carolina

     We have audited the accompanying consolidated balance sheets of Glassmaster Company, Inc. and Subsidiary as of August 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Glassmaster Company, Inc. and Subsidiary as of August 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
November 5, 2004
Columbia, SC

Exhibit Index

Exhibit No.	Exhibit	Sequential Page No.
3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.	—

3.2	Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.	—

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.	—

11	Computation of Earnings Per Share for two years ended August 31, 2004 and 2003.	32

21	Subsidiaries of the Company.	33