Form 10KSB/A
period 2004-08-31
GLASSMASTER CO
filed 2004-12-14
CIK 109870

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

Indicate by an “X” whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      YES ☒      NO ☐

Indicate by an “X” if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.      ☒

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

PART IV

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, filed as exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.

11	Statement re Computation of Per Share Earnings

21	Subsidiaries of the Registrant

99.3	Form 906 Certification

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

GLASSMASTER COMPANY

By	/s/ Raymond M. Trewhella	By	/s/ Richard E. Trewhella

	Raymond M. Trewhella, CEO		Richard E. Trewhella, Corporate Controller
	(Principal Executive Officer)		(Principal Financial Officer)
(Principal Accounting Officer)

Date	December 13, 2004	Date	December 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By	/s/ Stephen W. Trewhella	By	/s/ Raymond M. Trewhella

	Stephen W. Trewhella, Director		Raymond M. Trewhella, Director

Date	December 13, 2004	Date	December 13, 2004

By	/s/ Stephen W. Trewhella, Jr.	By	/s/ Melvin L. Chavis

	Stephen W. Trewhella, Jr., Director		Melvin L. Chavis, Director

Date	December 13, 2004	Date	December 13, 2004

Certifications

I, Raymond M. Trewhella, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Glassmaster Company;

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

Date: December 13, 2004

/s/ Raymond M. Trewhella

Raymond M. Trewhella
CEO and Chairman of the Board of Directors
Principal Executive Officer

I, Richard E. Trewhella, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Glassmaster Company;

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

Date: December 13, 2004

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

/s/ Elliott Davis, LLC
November 5, 2004
Columbia, SC

Exhibit Index

Exhibit No.	Exhibit	Sequential Page No.
3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.	—

3.2	Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.	—

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.	—

11	Computation of Earnings Per Share for two years ended August 31, 2004 and 2003.	32

21	Subsidiaries of the Company.	33

99.3	Form 906 Certification.