Form 10QSB
period 2004-12-05
GLASSMASTER CO
filed 2005-01-18
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 5, 2004

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
YES ☒ NO ☐

Common shares outstanding December 5, 2004:	1,643,390 par value $0.03

GLASSMASTER COMPANY

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 5, 2004

		PAGE
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of December 5, 2004 (Unaudited) and August 31, 2004	3

	Statements of Operations for the three months ended December 5, 2004 and November 30, 2003 (Unaudited)	4

	Statements of Cash Flows for the three months ended December 5, 2004 and November 30, 2003 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

CERTIFICATIONS		12

EXHIBITS

Exhibit 99.1 Certification of Periodic Report		14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company, Inc. and Subsidiary
Consolidated Balance Sheets
(In Thousands)

	December 5, 2004	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$183	$131
Accounts Receivable, Trade (Net of Reserve)	2,716	2,372
Inventories, net	2,883	2,902
Prepaid Expenses	271	126
Deferred Income Taxes	45	45

Total Current Assets	6,098	5,576

Property, Plant, and Equipment, net	2,721	2,829

Deferred Tax Assets	1,397	1,397

Other Assets	19	20

Total Assets	$10,235	$9,822

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Revolving Lines of Credit	$2,941	$2,606
Notes and Debentures payable, current	4,689	1,050
Accounts Payable	2,067	1,737
Accrued Expenses	123	209

Total Current Liabilities	9,820	5,602

Other Liabilities
Notes and Debentures payable, long term	410	4,137

Total Liabilities	10,230	9,739

Stockholders’ Equity
Capital Stock, 5,000,000 shares authorized $0.03 Par, 1,643,390 shares issued and outstanding	$49	$49
Paid-In Capital	1,367	1,367
Donated Capital	124	124
Retained Deficit	(1,535)	(1,457)

Total Stockholder’s Equity	5	83

Total Liabilities and Stockholder’s Equity	$10,235	$9,822

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Three Months Ended
	December 5, 2004	November 30, 2003
Sales	$4,213	$3,634
Cost of Sales	3,572	3,137

Gross Profit	641	497

Operating Expenses
Marketing and Selling	223	159
General and Administrative	212	162
Other Income and Expense — Net	144	159

Total Operating Expenses	579	480

Income From Operations	62	17

Other Income (Expense), net
Interest Expense	(140)	(138)

Total Other Income (Expense), net	(140)	(138)

Loss Before Income Taxes	(78)	(121)

Income Taxes	0	0

Net Loss	$(78)	$(121)

Net Loss per common share (Basic and Diluted)	$(0.05)	$(0.07)

Weighted Average Shares Outstanding	1,643,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)(Unaudited)

	Three Months Ended
	December 5, 2004	November 30, 2003
Cash Flows From Operations
Net Loss	$(78)	$(121)
Adjustments to reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	108	142
Amortization	9	7
Changes in Operating Assets & Liabilities:
Accounts Receivable	(344)	(260)
Inventories	19	(162)
Prepaid Expenses & Other Current Assets	(145)	(149)
Accounts Payable	330	634
Accrued Expenses	(85)	(83)

Net Cash Provided (Used) By Operating Activities	(186)	8

Cash Flows From Investing Activities
Cash payments for the purchase of Fixed Assets	0	0
Cash payments for Deferred Charges	(8)	0
Cash Proceeds from the sale of Trading Securities	0	11

Net Cash Provided (Used) By Investing Activities	(8)	11

Cash Flows From Financing Activities
Net Borrowings (Repayments) on Term Debt	(89)	(88)
Net Borrowings (Repayments) on Lines of Credit	335	3

Net Cash Provided (Used) by Financing Activities	246	(85)

Net Increase (Decrease) In Cash	52	(66)

Cash and Cash Equivalents at beginning of period	131	132

Cash and Cash Equivalents at end of period	$183	$66

Supplemental Cash Flow Information
Cash Paid For:
Interest	$136	$135

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

     The consolidated financial statements for the quarters ended December 5, 2004 and November 30, 2003 and for the year ended August 31, 2004 include the accounts of Glassmaster Company, Inc. (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”). All material intercompany transactions have been eliminated. Operating results for the three-month period ended December 5, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

NOTE 2 — Uncertainties

     The Company has incurred recurring losses from operations, and as of December 5, 2004, the Company’s current liabilities exceed its current assets by $3,722,790. Its total liabilities of $10,230,855 exceed its total assets of $8,838,174 net of deferred tax assets of $1,396,597 by $1,392,681. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.

NOTE 3 — Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to its customers.

NOTE 4 — Accounts Receivable

     The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $129,601 and $129,258 as of December 5, 2004 and August 31, 2004, respectively.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 — Inventories

     Inventories as reported on the 2004 balance sheets are classified below:

	December 5	August 31
Materials	$2,199,787	$1,986,690
Work in Process	373,727	348,628
Finished Products	455,185	712,452
Reserve for Excess and Obsolete Inventories	(146,049)	(146,049)

	$2,882,650	$2,901,721

NOTE 6 — Reclassification

     Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 7 — Notes and Mortgages Payable

     Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it’s subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (5% at December 5, 2004) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime plus 1%. The balances as of December 5, 2004 were $2,231,237 and $709,625 and the balances as of August 31, 2004 were $2,043,192 and $562,930, respectively. These credit agreements are subject to renegotiation and renewal and will expire October 5, 2005 and December 31, 2004 for the Company and its subsidiary, respectively. In December 2004 the company received commitments from the subsidiary’s primary lender to renew the revolving line of credit for an additional one year period. In addition to renewing the revolver, the subsidiary’s term notes on its buildings and equipment will be refinanced. An additional $300,000 in working capital will be available as a result of these refinancings that are scheduled to close during the second quarter.

     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender

NOTE 8 — Segment Reporting

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

NOTE 8 — Segment Reporting (continued)

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

	Three Months Ended December 5, 2004
	Industrial	Controls &
	Products	Electronics	Other	Total
Segment Assets	$4,629,944	$3,380,871	$2,224,216	$10,235,031
Revenues from External Customers	2,869,118	1,343,874		4,212,992
Segment Profit (Loss) before interest	235,561	(19,157)	(154,211)	62,193
Interest Expense	123,484	16,270		139,754

Income (Loss) Before Income Taxes				(77,561)

	Three Months Ended November 30, 2003
	Industrial	Controls &
	Products	Electronics	Other	Total
Segment Assets	$4,523,235	$3,866,444	$1,882,679	$10,272,358
Revenues from External Customers	2,115,793	1,518,063		3,633,856
Segment Profit (Loss) before interest	56,708	133,236	(173,168)	16,776
Interest Expense	113,896	24,044		137,940

Income (Loss) Before Income Taxes				(121,164)

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated net sales for the first quarter ended December 5, 2004 were $4,212,992, an increase of 15.9% when compared with prior year first quarter sales of $3,633,856. The increase in comparative first quarter sales is due to a 36% increase in sales of monofilament products resulting from the improvement in the industrial sector of the U.S. economy during 2004. Sales in the first quarter at Glassmaster Controls decreased 11.5% compared to the same period of the prior year as sales of electronic controls and circuit boards declined 76% due to the scheduled completion of contracts while sales of cable systems and control assemblies used in the heavy truck and bus markets improved 34.6% in tandem with the industry recovery. First quarter sales also benefited approximately 5% from a reporting period that included three additional shipping days when compared to the prior year quarter (65 days versus 62 days).

     Gross profit realized during the first quarter increased to $641,436, or 15.2% of sales, from $497,041, or 13.7% of sales in the year ago first quarter. The increase in gross profit is due to a favorable mix of product sales as well as increased sales and related manufacturing activity at Monofilament. The company continues in its efforts to reduce the costs of manufacturing on all of its products. Any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Operating expenses increased to $579,244, or 13.7% of sales, in the current year first quarter, compared to $480,265, or 13.2% of sales, in the prior year comparative period. Marketing and selling expenses in this year’s quarter increased due to higher commission generated sales at Monofilament compared to last year. General & administrative expenses increased due to higher employee insurance costs. Other income and expenses, net were lower in the current year quarter due to a decline in general corporate overhead this year versus the prior year period.

     Interest expense totaled $139,754 during this year’s first quarter compared with $137,940 last year, an increase of 1.3%. The small increase in interest expense is attributable to higher average interest rates that were mostly offset by lower average borrowings outstanding compared to last year’s quarterly period.

     The net loss was $77,561 during the current year first quarter compared with $121,164 in last year’s quarterly period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided (used) by operating activities was ($185,823) during the first quarter of the 2005 fiscal year compared with $7,654 during the prior year period. The decline in cash flows from operating activities is primarily due to an increase in accounts receivable outstanding at quarter end as a result of the improved sales at Monofilament during the quarter compared to the prior year period.

     Cash provided (used) by investing activities during the first quarter was ($8,100) compared to $10,764 in the year ago period.

Item 2. Management’s Discussion and Analysis (Cont’d)

     Net cash provided (used) by financing activities was $246,015 in the current year period versus ($84,625) last year. The increase in cash flows from investing activities is primarily due to an increase in borrowings outstanding under lines of credit compared to last year. The increase of accounts receivable outstanding due to higher sales levels at Monofilament necessitated the additional working capital borrowings. See Note 7, Notes and Mortgages Payable, of the Notes to Consolidated Financial Statements (unaudited) for further information and a current status of the company’s discussions with its lenders.

     The company currently anticipates that its cash requirements during the remainder of the 2005 fiscal year will be provided from operations and from borrowings under existing and committed credit lines.

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

There were no reports on Form 8-K filed during the quarter ended December 5, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY
LEXINGTON, SC

Date: January 18, 2005	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: January 18, 2005	/s/ Richard E. Trewhella

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

Date: January 18, 2005

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

Date: January 18, 2005

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller & Treasurer
Principal Financial Officer