Form 10QSB
period 2005-03-06
GLASSMASTER CO
filed 2005-04-19
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 6, 2005

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
YES ☒ NO ☐

Common shares outstanding March 6, 2005:	1,643,390 par value $0.03

GLASSMASTER COMPANY

FORM 10-QSB

FOR THE QUARTER ENDED March 6, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company, Inc. and Subsidiary
Consolidated Balance Sheets
(In Thousands)

	March 6, 2005	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$115	$131
Accounts Receivable, Trade (Net of Reserve)	2,743	2,372
Inventories, net	3,213	2,902
Prepaid Expenses	273	126
Deferred Income Taxes	45	45

Total Current Assets	6,389	5,576

Property, Plant, and Equipment, net	2,657	2,829

Deferred Tax Assets	1,397	1,397

Other Assets	0	20

Total Assets	$10,443	$9,822

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Revolving Lines of Credit	$3,038	$2,606
Notes and Debentures payable, current	4,632	1,050
Accounts Payable	2,033	1,737
Accrued Expenses	173	209

Total Current Liabilities	9,876	5,602

Other Liabilities
Notes and Debentures payable, long term	410	4,137

Total Liabilities	10,286	9,739

Stockholders’ Equity
Capital Stock, 5,000,000 shares authorized $0.03 Par, 1,643,390 shares issued and outstanding	$49	$49
Paid-In Capital	1,367	1,367
Donated Capital	124	124
Retained Deficit	(1,383)	(1,457)

Total Stockholder’s Equity	157	83

Total Liabilities and Stockholder’s Equity	$10,443	$9,822

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Three Months Ended
	March 6, 2005	February 29, 2004
Sales	$4,254	$3,832
Cost of Sales	3,433	3,258

Gross Profit	821	574

Operating Expenses
Marketing and Selling	195	165
General and Administrative	182	192
Other Income and Expense — Net	144	170

Total Operating Expenses	521	527

Income From Operations	300	47

Interest Expense	(147)	(131)

Income (Loss) Before Income Taxes	153	(84)

Income Taxes	0	0

Net Income (Loss)	$153	$(84)

Net Income (Loss) per common share (Basic and Diluted)	$0.09	$(0.05)

Weighted Average Shares Outstanding	1,643,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Six Months Ended
	March 6, 2005	February 29, 2004
Sales	$8,467	$7,466
Cost of Sales	7,005	6,395

Gross Profit	1,462	1,071

Operating Expenses
Marketing and Selling	418	323
General and Administrative	394	354
Other Income and Expense — Net	288	330

Total Operating Expenses	1,100	1,007

Income From Operations	362	64

Interest Expense	(287)	(269)

Income (Loss) Before Income Taxes	75	(205)

Income Taxes	0	0

Net Income (Loss)	$75	$(205)

Net Income (Loss) per common share (Basic and Diluted)	$0.05	$(0.12)

Weighted Average Shares Outstanding	1,643,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)(Unaudited)

	Six Months Ended
	March 6, 2005	February 29, 2004
Cash Flows From Operations
Net Income (Loss)	$75	$(205)
Adjustments to reconcile Net Income (Loss) to Net Cash Provided by Operations:
Depreciation	205	284
Amortization	16	16
Changes in Operating Assets & Liabilities:
Accounts Receivable	(371)	(474)
Inventories	(311)	(83)
Prepaid Expenses & Other Current Assets	(147)	(110)
Accounts Payable	296	435
Accrued Expenses	(36)	(14)

Net Cash Provided (Used) By Operating Activities	(273)	(151)

Cash Flows From Investing Activities
Cash payments for the purchase of Fixed Assets	(33)	(3)
Cash proceeds from sale of Other Assets	15	0
Cash payments for Deferred Charges	(12)	0
Cash Proceeds from the sale of Trading Securities	0	11

Net Cash Provided (Used) By Investing Activities	(30)	8

Cash Flows From Financing Activities
Net Borrowings (Repayments) on Term Debt	(145)	(68)
Net Borrowings (Repayments) on Lines of Credit	432	144

Net Cash Provided (Used) by Financing Activities	287	76

Net Increase (Decrease) In Cash	(16)	(67)

Cash and Cash Equivalents at beginning of period	131	132

Cash and Cash Equivalents at end of period	$115	$65

Supplemental Cash Flow Information
Cash Paid For:
Interest	$288	$248

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

     The consolidated financial statements for the quarters ended March 6, 2005 and February 29, 2004 and for the year ended August 31, 2004 include the accounts of Glassmaster Company, Inc. (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”). All material intercompany transactions have been eliminated. Operating results for the six-month period ended March 6, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

NOTE 2 – Uncertainties

     The Company has incurred recurring losses from operations, and as of March 6, 2005, the Company’s current liabilities exceed its current assets by $3,487,293. Its total liabilities of $10,285,729 exceed its total assets of $9,045,799 net of deferred tax assets of $1,396,597 by $1,239,930. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.

NOTE 3 – Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to its customers.

NOTE 4 – Accounts Receivable

     The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $132,506 and $129,258 as of March 6, 2005 and August 31, 2004, respectively.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – Inventories

     Inventories as reported on the balance sheets are classified below:

	March 6, 2005	August 31, 2004
Materials	$2,311,350	$1,986,690
Work in Process	390,827	348,628
Finished Products	657,279	712,452
Reserve for Excess and Obsolete Inventories	(146,049)	(146,049)

	$3,213,407	$2,901,721

NOTE 6 – Reclassification

     Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 7 – Notes and Mortgages Payable

     Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and it’s subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (5.5% at March 6, 2005,) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime plus 1/2%. The balances as of March 6, 2005 were $2,206,128 and $832,175 and the balances as of August 31, 2004 were $2,043,192 and $562,930, respectively. These credit agreements are subject to renegotiation and renewal and will expire October 5, 2005 and December 31, 2005 for the Company and its subsidiary, respectively.

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

	Three Months Ended March 6, 2005
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$5,059,879	$3,554,375	$1,828,401	$10,442,655
Revenues from External Customers	2,792,194	1,461,595		4,253,789
Segment Profit (Loss) before interest	374,085	71,730	(146,161)	299,654
Interest Expense	128,778	18,125		146,903
Income (Loss) Before Income Taxes				152,751

	Three Months Ended February 29, 2004
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$4,684,937	$3,958,254	$1,579,926	$10,223,117
Revenues from External Customers	2,338,864	1,493,362		3,832,226
Segment Profit (Loss) before interest	164,314	66,426	(183,359)	47,381
Interest Expense	108,443	22,536		130,979
Net Loss				(83,598)

	Six Months Ended March 6, 2005
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$5,059,879	$3,554,375	$1,828,401	$10,442,655
Revenues from External Customers	5,661,312	2,805,469		8,466,781
Segment Profit (Loss) before interest	609,647	52,573	(300,373)	361,847
Interest Expense	252,263	34,395		286,658
Income (Loss) Before Income Taxes				75,189

	Six Months Ended February 29, 2004
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$4,684,937	$3,958,254	$1,579,926	$10,223,117
Revenues from External Customers	4,454,657	3,011,425		7,466,082
Segment Profit (Loss) before interest	221,022	199,661	(356,526)	64,157
Interest Expense	222,339	46,580		268,919
Net Loss				(204,762)

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated Net Sales for the second quarter ended March 6, 2005 were $4,253,789, an increase of 11.0% when compared with the prior year second quarter sales of $3,832,226. The increase in comparative second quarter sales is due to a 19.6% increase in sales of Monofilament products resulting from the continued improvement in the industrial sector of the U.S. economy. Sales in the second quarter at Glassmaster Controls decreased 2.1% compared to the same period of the prior year as sales of electronic controls and circuit boards declined while sales of mechanical controls and control panels have increased after a prolonged slump in the domestic truck manufacturing industry. Year to date consolidated sales total $8,466,781, an increase of 13.4% when compared to prior year to date sales of $7,466,082. Industrial Products segment sales have increased by 27.1% while Controls and Electronics segment sales declined 6.8% when compared to the prior year six month period.

     Gross Profit realized during the second quarter increased to $820,569, or 19.3% of sales, from $574,424, or 15.0% of sales in the year ago second quarter. Year to date gross profit margins have increased to 17.3% of sales this year from 14.4% of sales last year due to higher sales volumes, manufacturing cost reductions, and a favorable mix of products sold. The company continues in its efforts to reduce the costs of manufacturing on all its products but any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.

     Selling, G&A, and Other Income and Expenses (Net) decreased to $520,915, or 12.2% of sales, in the current year second quarter, compared to $527,043, or 13.8% of sales in the prior year period. On a year to date basis, these expenses total $1,100,159, or 13.0% of sales, compared with $1,007,308, or 13.5% of sales last year.

     Interest Expense totaled $146,903 during this year’s second quarter compared with $130,979 last year, an increase of 12.2%. Year to date interest expense totals $286,657 compared with $268,919 last year, an increase of 6.6%. The increase in interest expense is attributable to higher interest rates compared to last year’s quarterly and year to date periods.

     Net Income was $152,751 during the current year second quarter compared with a net loss of ($83,598) in the year ago quarter. The year to date net income totals $75,189 versus a net loss of ($204,762) last year. Increased sales and higher gross profit realized primarily as a result of an improved mix of products sold during the current quarterly and year to date periods accounts for the earnings improvement this year when compared to the net loss in the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided (used) by operating activities was ($273,173) during the first six months of the 2005 fiscal year compared with ($150,849) during the prior year period. The decline in cash flows from operating activities is primarily due to an increase in inventories and accounts receivable outstanding at quarter end as a result of the improved sales at Monofilament during the quarter compared to the prior year period.

Item 2. Management’s Discussion and Analysis (Cont’d)

     Cash provided (used) by investing activities year to date was ($29,344) compared to $7,864 in the year ago period. Equipment purchased at lease termination in the current year accounts for the increase in cash used by investing activities.

     Net cash provided (used) by financing activities was $287,215 in the current year period versus $75,345 last year. The increase in cash flows from financing activities is primarily due to an increase in borrowings outstanding under lines of credit compared to last year. Increases in accounts receivable outstanding and inventory levels due to higher sales at Monofilament necessitated the additional working capital borrowings. See Note 7, Notes and Mortgages Payable, of the Notes to Consolidated Financial Statements (unaudited) for further information and a current status of the company’s discussions with its lenders.

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

There were no reports on Form 8-K filed during the quarter ended March 6, 2005

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY LEXINGTON, SC

Date: April 19, 2005	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: April 19, 2005	/s/ Richard E. Trewhella

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

Date: April 19, 2005

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

Date: April 19, 2005

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller & Treasurer
Principal Financial Officer