Form 10QSB
period 2005-06-05
GLASSMASTER CO
filed 2005-07-20
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 5, 2005

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

Common shares outstanding June 5, 2005:           1,993,390 par value $0.03

GLASSMASTER COMPANY

FORM 10-QSB

FOR THE QUARTER ENDED June 5, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Glassmaster Company, Inc. and Subsidiary
Consolidated Balance Sheets
(In Thousands)

	June 5, 2005	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$264	$131
Accounts Receivable, Trade (net of reserve)	3,076	2,372
Inventories (net of reserve)	3,291	2,902
Prepaid Expenses & Other Current Assets	244	126
Deferred Income Taxes	45	45

Total Current Assets	6,920	5,576

Property, Plant, and Equipment, net	2,567	2,829

Deferred Tax Assets	1,368	1,397

Other Assets	0	20

Total Assets	$10,855	$9,822

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Revolving Lines of Credit	$3,146	$2,606
Notes and Debentures Payable, current	4,239	1,050
Accounts Payable	1,980	1,737
Accrued Expenses	189	209

Total Current Liabilities	9,554	5,602

Other Liabilities
Notes and Debentures payable, long term	781	4,137

Total Liabilities	10,335	9,739

Stockholders’ Equity
Capital Stock, 5,000,000 shares authorized $0.03 Par, 1,993,390 shares issued and outstanding, 2005 1,643,390 shares issued and outstanding, 2004	$60	$49
Paid-In Capital	1,707	1,367
Donated Capital	124	124
Retained Deficit	(1,371)	(1,457)

Total Stockholder’s Equity	520	83

Total Liabilities and Stockholder’s Equity	$10,855	$9,822

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Three Months Ended
	June 5, 2005	May 30, 2004

Sales	$5,188	$4,317
Cost of Sales	4,419	3,498

Gross Profit	769	819

Operating Expenses
Marketing and Selling	212	173
General and Administrative	204	259
Other Income and Expense — Net	133	177

Total Operating Expenses	549	609

Income From Operations	220	210

Interest Expense	(178)	(122)

Income Before Income Taxes	42	88

Income Taxes	(29)	0

Net Income	$13	$88

Net Income per common share (Basic and Diluted)	$0.01	$0.05

Weighted Average Shares Outstanding	1,672,511	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Nine Months Ended
	June 5, 2005	May 30, 2004

Sales	$13,655	$11,783
Cost of Sales	11,424	9,893

Gross Profit	2,231	1,890

Operating Expenses
Marketing and Selling	630	497
General and Administrative	598	613
Other Income and Expense — Net	421	506

Total Operating Expenses	1,649	1,616

Income From Operations	582	274

Interest Expense	(465)	(391)

Income (Loss) Before Income Taxes	117	(117)

Income Taxes	(29)	0

Net Income (Loss)	$88	$(117)

Net Income (Loss) per common share (Basic and Diluted)	$0.05	$(0.07)

Weighted Average Shares Outstanding	1,657,950	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)(Unaudited)

	Nine Months Ended
	June 5, 2005	May 30, 2004
Cash Flows From Operations
Net Income (Loss)	$88	$(117)
Adjustments to reconcile Net Income (Loss) to Net Cash used by Operations:
Depreciation	321	426
Amortization	23	26
Provision for Income Taxes	29	0
Changes in Operating Assets & Liabilities:
Accounts Receivable	(703)	(671)
Inventories	(390)	(86)
Prepaid Expenses & Other Current Assets	(117)	(140)
Accounts Payable	243	337
Accrued Expenses	(20)	22

Net Cash Used By Operating Activities	(526)	(203)

Cash Flows From Investing Activities
Cash payments for the purchase of Fixed Assets	(58)	(6)
Cash proceeds from sale of Other Assets	15	0
Cash payments for Deferred Charges	(18)	(13)
Cash Proceeds from the sale of Trading Securities	0	11

Net Cash Used By Investing Activities	(61)	(8)

Cash Flows From Financing Activities
Proceeds from Sale of Common Stock	200	0
Net Borrowings (Repayments) on Term Debt	(20)	(112)
Net Borrowings (Repayments) on Lines of Credit	540	277

Net Cash Provided by Financing Activities	720	165

Net Increase (Decrease) In Cash	133	(46)

Cash and Cash Equivalents at beginning of period	131	132

Cash and Cash Equivalents at end of period	$264	$86

Supplemental Cash Flow Information
Cash Paid For:
Interest	$466	$387
Non Cash Financing Activity:
Conversion of Debt to Common Stock	150	0

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

     The consolidated financial statements for the quarters ended June 5, 2005 and May 30, 2004 and for the year ended August 31, 2004 include the accounts of Glassmaster Company, Inc. (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”). All material intercompany transactions have been eliminated. Operating results for the nine-month period ended June 5, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

NOTE 2 – Uncertainties

     The Company incurred recurring losses from operations during the fiscal years ended August 31, 1999 through August 31, 2004 and while the Company is profitable so far this fiscal year, as of June 5, 2005, the Company’s current liabilities exceed its current assets by $2,634,728. Its total liabilities of $10,335,122 exceed its total assets of $9,442,118 net of deferred tax assets of $1,412,841 by $893,004. Management has implemented cost reduction programs and has recently raised additional equity capital by selling 200,000 shares of its common stock in a private placement. Additionally, as a result of the conversion to common stock of certain Subordinated Convertible Debentures (originally offered and sold in 1999 and due to mature on December 31, 2005) and the conversion of a demand Note Payable due to an officer of the Company, another 150,000 shares of common stock was issued that further enhances the equity structure of the corporation. Management continues in its efforts to raise additional equity capital through outside sources and has also considered the possible sale of assets or product lines as well as pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward sustainable future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.

NOTE 3 – Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to its customers.

NOTE 4 – Accounts Receivable

     The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $140,330 and $129,258 as of June 5, 2005 and August 31, 2004, respectively.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – Inventories

     Inventories as reported on the balance sheets are classified below:

	June 5, 2005	August 31, 2004
Materials	$2,499,050	$1,986,690
Work in Process	415,407	348,628
Finished Products	522,887	712,452
Reserve for Excess and Obsolete Inventories	(146,049)	(146,049)

	$3,291,295	$2,901,721

NOTE 6 – Reclassification

     Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 7 – Notes and Mortgages Payable

     Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and its subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (6.0% at June 5, 2005,) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime plus 1/2%. The balances as of June 5, 2005 were $2,258,197 and $887,446 and the balances as of August 31, 2004 were $2,043,192 and $562,930, respectively. These credit agreements are subject to renegotiation and renewal and will expire October 5, 2005 and December 31, 2005 for the Company and its subsidiary, respectively.

     On March 9, 2005 Glassmaster Controls Company, Inc. refinanced real estate and equipment loans with its primary lender. The real estate loan was for $500,000 at an interest rate equal to 250 basis points over the one month LIBOR (3.3401% for June 5, 2005) and a maturity date of March 9, 2010. The equipment loan was for $250,000 at an interest rate equal to the prime rate plus 1.0% and has a maturity date of February 28, 2009. After paying off existing loan balances with the proceeds of these new loans, an additional $300,000 was available for working capital purposes.

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

	Three Months Ended June 5, 2005
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$5,359,812	$3,546,084	$1,949,063	$10,854,959
Revenues from External Customers	3,691,169	1,496,665		5,187,834
Segment Profit (Loss) before interest	301,147	49,905	(130,837)	220,215
Interest Expense	152,659	25,646		178,305
Income Before Income Taxes				41,910

	Three Months Ended May 30, 2004
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$5,030,976	$3,441,985	$1,862,442	$10,335,403
Revenues from External Customers	2,622,304	1,694,936		4,317,240
Segment Profit (Loss) before interest	313,827	88,202	(192,286)	209,743
Interest Expense	101,630	20,353		121,983
Income Before Income Taxes				87,760

	Nine Months Ended June 5, 2005
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$5,359,812	$3,546,084	$1,949,063	$10,854,959
Revenues from External Customers	9,352,481	4,302,134		13,654,615
Segment Profit (Loss) before interest	910,793	102,478	(431,210)	582,061
Interest Expense	404,922	60,040		464,962
Income Before Income Taxes				117,099

	Nine Months Ended May 30, 2004
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$5,030,976	$3,441,985	$1,862,442	$10,335,403
Revenues from External Customers	7,076,961	4,706,361		11,783,322
Segment Profit (Loss) before interest	534,849	287,863	(548,812)	273,900
Interest Expense	323,969	66,933		390,902
Loss Before Income Taxes				(117,002)

NOTE 9 – Income Taxes

     Management used an estimated tax rate of 25% to derive an income tax expense of $29,000 for the nine months ended June 5, 2005. Management anticipates that most of this income tax expense will be absorbed by net operating loss carryforwards through the Company’s deferred tax asset.

Item 2. Management’s Discussion and Analysis

RESULTS OF OPERATIONS

     Consolidated Net Sales for the third quarter ended June 5, 2005 were $5,187,834, an increase of 20.2% when compared with prior year third quarter sales of $4,317,240. The increase in comparative third quarter sales is due to improved sales at Industrial Products where monofilament product sales were up 40.9%. Controls and Electronics sales were down 11.6%. Year to date consolidated sales total $13,654,613, an increase of 15.9% when compared to prior year to date sales of $11,783,322. Industrial Products segment sales have increased by approximately 32.2% year to date, while Controls and Electronics segment sales have decreased 8.6% when compared to the prior year nine month period due to a decline in sales of circuit boards and electronic control assemblies.

     Gross Profit realized during the third quarter decreased to $768,917, or 14.8% of sales, versus $819,038, or 19.0% of sales in the year ago third quarter. Operating costs at Monofilament were impacted by higher material prices while the Controls Division experienced higher health care costs. Year to date gross profit margins have increased to 16.3% of sales this year from 16.0% of sales last year primarily due to the higher sales volumes at Monofilament.

     Selling, G&A, and Other Income and Expenses (net) decreased to $548,703, or 10.6% of sales, in the current year third quarter, compared to $609,295, or 14.1% of sales in the prior year period. On a year to date basis, these expenses total $1,648,861, or 12.1% of sales, compared with $1,616,604, or 13.7% of sales last year.

     Interest Expense totaled $178,305 during this year’s third quarter compared with $121,983 last year, an increase of 46.2%. Year to date interest expense totals $464,962 compared with $390,902 last year, an increase of 18.9%. The increase in third quarter and year to date interest expense is due to higher average borrowing costs at Industrial Products as higher interest rates have been incurred as loans have been re-negotiated.

     Net Income was $12,910 during the current year third quarter compared with $87,760 in the year ago quarter. Higher raw material costs and increased interest expenses at Industrial Products as well as increased health care costs at Electronics and Controls are primarily the cause of the decline in the current year quarterly earnings when compared to the same quarter of the prior year. The year to date net income totals $88,099 versus a net loss of $117,002 last year. The beneficial impact of higher sales and an improved mix of products sold during the current year to date period have more than offset increased interest rates and the overall costs of borrowing and accounts for the net income in the current year versus a loss in the prior year period. Additionally, the current quarter and year to date periods include a provision for income tax expense in the amount of $29,000, while the prior year periods included no such provision due to the net loss. See Note 9, Income Taxes, of the Notes to Consolidated Financial Statements (unaudited) for further information.

Item 2. Management’s Discussion and Analysis (Cont’d)

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was $526,527 during the first nine months of the 2005 fiscal year compared with $203,142 during the prior year period. The decline in cash flows from operating activities in the current year is primarily due to an increase in inventories at Controls and an overall decline in non-cash charges for depreciation and amortization.

     Cash used by investing activities year to date was $60,938 compared to $8,054 in the year ago period. Equipment purchased at lease termination in the current year accounts for the increase in cash used by investing activities.

     Net cash provided by financing activities was $720,463 in the current year period versus $165,205 last year. The increase in cash flows from financing activities is primarily due to an additional $300,000 in long term borrowings at Controls and the issuance and sale of an additional $350,000 of the common stock of the company in a private equity placement ($200,000 of which was for cash and $150,000 was the result of a conversion of debt to equity of the company). During the third quarter, the company authorized the private sale of up to 1,000,000 shares of the company’s common stock at a price of $1.00 per share with a completion date of the offering of August 31, 2005. Also authorized was the issuance of an additional $500,000 in Subordinated Convertible Debentures that will bear interest at the rate of prime plus 2% and that can be converted into the common stock of the corporation at $1.50 per share after three years and at $2.00 per share after five years which is the maturity date of the debentures. The directors also allowed the conversion of existing Subordinated Convertible Debentures that were due to mature on December 31, 2005 into the common stock of the company at a price of $1.00 per share if they were converted no later than July 1, 2005. A total of $100,000 of the existing debentures was converted into common stock. See Note 7, Notes and Mortgages Payable, of the Notes to Consolidated Financial Statements (unaudited) for further information.

     On May 11, 2005 the company announced that it plans to re-enter the boat manufacturing business and would be building a line of boats for the 2006 model year. The company has entered into an agreement to purchase assets necessary to manufacture boats for $525,000, subject to certain conditions, by July 29, 2005. This asset purchase will provide the company with the boat molds, equipment, and inventory to begin boat manufacturing operations in the first quarter of the 2006 fiscal year. To finance the purchase and initial start up costs of the boat business, the company authorized the issuance and sale of common stock of the company and of five year Convertible Subordinated Debentures (discussed above). The Company has formed Glassmaster Marine, LLC to facilitate the asset purchase and the production and sale of the boat line.

     The company currently has no other plans for any material capital expenditures and anticipates that its cash requirements during the remainder of the 2005 fiscal year will be provided from the aforementioned stock and debenture offerings as well as from operations and from borrowings under existing and committed credit lines.

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

PART II — OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 99.1 – Certification of Periodic Report

b)	Reports on Form 8-K

There were two reports filed on Form 8-K during the quarter ended June 5, 2005

i)	May 4, 2005 – Change in Directors or Principal Officers.

ii)	May 13, 2005 – Glassmaster Company Plans to Build Boats for the 2006 Model Year

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY LEXINGTON, SC

Date: July 20, 2005	/s/ Raymond M. Trewhella Raymond M. Trewhella (CEO and Chairman of the Board, Principal Executive Officer)

Date: July 20, 2005	/s/ Richard E. Trewhella Richard E. Trewhella (Corporate Controller & Treasurer, Principal Financial Officer)

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

Date: July 20, 2005

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

Date: July 20, 2005

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller & Treasurer
Principal Financial Officer