Form 10KSB
period 2005-08-31
GLASSMASTER CO
filed 2005-11-29
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
FORM 10-KSB
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      August 31, 2005                Commission File Number      0-2331
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
State issuer’s revenues for its most recent fiscal year.      $18,248,270
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,708,485 based on the average sales price of $1.75 per share on October 31, 2005.
The number of shares outstanding of the registrant’s common stock as of October 31, 2005 was 2,192,390 shares.
DOCUMENTS INCORPORATED BY REFERENCE
The information set forth under items 9, 10, 11, and 12 of Part III of this report is incorporated by reference from the issuer’s definitive proxy statement for the 2006 annual meeting of stockholders that will be filed no later than December 31, 2005.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
PART II
Item 6. Management’s Discussion and Analysis
Item 7. Financial Statements
Item 8. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9, 10, 11, 12. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions
PART IV
Item 13. Exhibits and Reports on Form 8-K
Item 14. Controls and Procedures
Signatures
EX-11
EX-121
EX-99.3

PART I
Item 1. Business
     (a)(b) General Development and Narrative Description of Business
     Glassmaster Company (the “Company”) is a diversified manufacturer of thermoplastic and thermoset plastic materials, industrial controls, and electronics that produces and sells a broad range of product lines to customers across multiple industries. The Company classifies its business into three operating segments: Industrial Products, consisting of extruded synthetic monofilaments and pultruded fiberglass and composites, Controls and Electronics, consisting of mechanical and electronic controls, electronic test equipment, and circuit boards, and Marine, consisting of a high performance line of fiberglass pleasure boats. For segment and geographic information, see Note 13 of the Notes to Consolidated Financial Statements.
     The Company was founded in 1946 and incorporated under the laws of the State of South Carolina and over the years has been engaged in the manufacture of various products. During 1982 and 1983 the Company developed from within manufacturing facilities to produce extruded monofilaments and fiberglass antennas. In 1988, the Company purchased the industrial controls business to further diversify and expand its line of industrial-related products, and Glassmaster Controls Company, Inc. was formed. In recent years, the Company has expanded its industrial related product offerings to include electronic test equipment. The Amtest line of test equipment was acquired by Glassmaster Controls Company, Inc. in October, 1997. During the past five years the company has internally developed the capability to provide contract manufacturing services that produce customized electronic products, including circuit boards utilizing surface mount and through-hole technologies. The addition of electronic capabilities gives the company the ability to provide its existing customer base with more complete product solutions as well as entice new customers by offering vertically integrated, mechanical and electronic contract manufacturing.
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
     In July, 2005 the Company acquired substantially all of the assets of Penn-Craft, LLC, a small independent boat manufacturer located in Dorchester, SC. During the 2006 fiscal year the Company plans to manufacture and sell a line of fiberglass boats and will market them under the Glassmaster® name. See Note 15 of the Notes to Consolidated Financial Statements for more information related to this asset purchase.
     There have been no bankruptcy, receivership, or similar proceedings against the company since its inception. During the last three years there has been no material acquisition or disposition of any significant amount of assets other than that described above or in the ordinary course of business.
     The Company’s common stock was first offered to the public in 1959 and currently has approximately 1,108 stockholders. The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board (symbol: GLMA.OB).
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
MARINE
     The Company, through its wholly-owned subsidiary, Glassmaster Marine, LLC, located in Lexington, South Carolina, acquired substantially all of the assets of Penn-Craft, LLC, a small independent boat manufacturer located in Dorchester, SC and plans to manufacture and sell a line of fiberglass center console boats ranging in size from 18 to 22 feet beginning in the 2006 fiscal year. The Marine boat line will be sold through a network of authorized retail dealers in the United States and will be marketed under the Glassmaster® name. See Note 15 of the Notes to Consolidated Financial Statements for more information related to this asset purchase.
     The names “Glassmaster”, “CompCore”, “NYBRAD”, and “Glassmaster Composite Modular Building System” are registered trademarks of the Company.
     The Company believes it is a significant competitor in the United States market for specialty monofilament products. While firm price competition can be experienced within some lines of the monofilament and electronic products, overall, the Company produces products which center on performance, engineering and customer service and it is these product lines which provide the Company with a stable revenue base. Sales and profitability growth are dependent to varying degrees upon favorable economic conditions and penetration into the industrial textile, and domestic truck manufacturing industries, as well as acceptance of recently introduced electronics, composites and marine products. Unfavorable weather conditions can have an impact on monofilament trimmer line sales.
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

Item 1. Business Continued
     At August 31, 2005, the order backlog was $3,648,000 compared to $2,143,250 at August 31, 2004.
     The Company has no full-time employees engaged in research and development activities, however, certain employees at each of the Company’s manufacturing locations spend a portion of their time in new product development and process improvement. Expenditures for research and development were approximately $252,000 in 2005 and $231,000 in 2004.
     No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.
     The Company and its subsidiary furnished employment for approximately 200 persons at August 31, 2005 and 159 persons at August 31, 2004.
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
     Glassmaster Marine, LLC currently operates its fiberglass boat manufacturing business at facilities owned by Penn Craft, LLC located in Dorchester, SC under a month to month facility rent agreement. The Company currently expects the Marine operations to be re-located to unutilized space at the Lexington, SC facility at 126 Glassmaster Road sometime during the 2006 fiscal year.
     The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 2005 were as follows: Monofilament Plant — 80%; Composites Plant — 15%; Controls Plant — 40%.
Item 3. Legal Proceedings
     There are no known material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
(a)(1)      The Company’s common stock trades on the Over-the-Counter market Bulletin Board under the symbol GLMA.OB.

Item 5. Market for Registrants Common Equity and Related Stockholder Matters Continued
(a)(1)(ii)      The table below sets forth the high and low sales price per share during each quarter in the last two years as quoted on the Over-the-Counter market Bulletin Board.

Quarter Ending	High	Low
August 31, 2003	.43	.35
November 30, 2003	.35	.43
February 29, 2004	.46	.30
May 30, 2004	.35	.30
August 31, 2004	.35	.30
December 1, 2004	.43	.30
March 2, 2005	.85	.43
June 1, 2005	1.35	.53
August 31, 2005	3.00	1.15
Since September 1, 2005 and to the date of this report, the high and low sales price per share was $2.20 and $1.10, respectively.
(b)      There were 1,108 shareholders of record at October 31, 2005.
(c)(1)      No dividends have been declared or paid in the last three years.
(c)(2)      According to the terms of a financing agreement, the Company is restricted from paying cash dividends unless approved by the lending institution.

PART II
Item 6. Management’s Discussion and Analysis
Review of Operations
Comparison of 2005 to 2004
     Consolidated sales for the fiscal year ended August 31, 2005 were approximately $18.2 million compared to approximately $15.8 million last year, an increase in sales of 15.2%. The net income for the year was $100,815, or $.06 per share, compared to a net loss of $9,123, or $.01 per share, last year.
     Net Sales. Industrial Products segment sales increased 28.4% to approximately $12.5 million this year compared to approximately $9.7 million in the prior year due to a significant increase in monofilament sales. The Monofilament Division recently hired a new Vice President and General Manager and the new organizational structure that has been put into place will allow for faster customer responsiveness enabling greater growth opportunity in new applications. Operational performance will continue to improve with the implementation of manufacturing initiatives focused on cost reduction and productivity improvement. Industrial Products sales are expected to continue to grow as recently developed products begin to generate additional revenue in 2006.
     Controls and Electronics segment sales decreased 4.3% this year to $5.8 million, compared to prior year sales of approximately $6.0 million. Electronic control products and contract manufacturing services sales decreased in the current year compared to last year due to the scheduled completion of contracts. The decline in electronic sales offset an increase in sales of cable systems and control assemblies used in the heavy truck and bus industry, which have improved in tandem with the industry recovery that began in late 2003. Sales of controls and electronics are expected to improve in 2006 due to new electronic contracts and related circuit board contract manufacturing revenue. New product and engineering innovations already approved on new heavy truck production will also contribute to sales growth and increased market penetration throughout the 2006 fiscal year.
     Gross Profit. Total gross profit increased 11.1%, to approximately $2.92 million, or 16.0% of sales, compared with approximately $2.62 million or 16.6% of sales during the 2004 fiscal year. Raw material price increases, particularly during the last two quarters of the 2005 fiscal year, impacted gross profit margins at both Industrial Products and Controls. The company continues in its efforts to reduce the cost of manufacturing on all products, but any significant future increases in gross profit will result from increasing levels of manufacturing throughput and efficiencies at Monofilament and higher rates of utilization on electronic production equipment at Controls.
     Expenses. Operating expenses for the year increased slightly in dollar terms to approximately $2.19 million versus the prior year total of approximately $2.11 million, but declined as a percentage of sales to 12.0% of sales this year compared to 13.4% of sales in the prior year. The decrease in expenses as a percent of sales this year is primarily due to the more than 15% increase in total sales while expenses in dollar terms increased only slightly due to a decline in corporate overhead and cost savings recognized from the reduction in costs associated with certain employee benefit plans.
     Income from Operations. Total income from operations for the 2005 fiscal year was $737,293, a significant improvement compared to the prior year operating income of $513,052. Operating profit at the Industrial Products segment increased to $1,158,190 this year compared to $776,584 in the prior year to date period. The Controls and Electronics segment income from operations declined to $217,255 this year compared to $432,333 last year. The improvement in operating earnings at Industrial Products is primarily due to increased sales and related gross profit while the decline in operating earnings at Controls is due to slightly lower sales and related gross profit attributable to the scheduled completion of contracts. Operating earnings at Controls were also impacted by increased fixed manufacturing costs and increased sales commission expense as a result of a higher percentage of revenue generated by outside sales representation. Operating earnings in the current year include a Marine segment loss of $25,281 that was entirely due to start up costs that were expensed.
     Interest Expense. Interest expense increased to $634,201 this year compared to $530,219 in the prior fiscal year primarily the result of higher short term interest rates.

Item 6. Management’s Discussion and Analysis, Continued
Comparison of 2005 to 2004, Continued
     Provision for Income Taxes. The company has recognized a provision for income tax expense in the current year of $2,277 compared with a benefit of $5,209 last year. The low effective income tax rate realized in the current year and the income tax benefit in the prior year relates primarily to changes in the valuation allowance on state net operating loss carryovers that have been recognized in deferred tax assets. The total deferred tax asset recognized in the balance sheet as of August 31, 2005 is $1,439,564. For further information, refer to Note 8 of the Notes to Consolidated Financial Statements.
Comparison of 2004 to 2003
(excerpted from the 2004 Form 10-KSB)
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
Liquidity and Capital Resources
     Cash provided by (used for) operating activities was ($324,729) this fiscal year compared with $227,323 during the prior year. While net earnings before non-cash charges and credits declined only slightly to $527,939 this fiscal year from $540,465 in the prior year, the decrease in net cash provided by (used for) operating activities in the current year was primarily due to increases in accounts receivable outstanding and inventories that resulted from improved orders and sales activity during the fourth quarter at Monofilament and slower working capital turnover at Controls due to the shift in the mix of products sold toward non-electronic controls and cable systems. Also contributing to the decrease in net cash provided by (used for) operating activities was the additional investment in inventories related to the newly formed Glassmaster Marine, LLC.
     Cash used for investing activities was $603,139 this year versus $33,818 last year. The increase in net cash used for investing activities was primarily due to the purchase of the assets of Penn Craft, LLC by Glassmaster Marine, LLC (see Note 15 of the Notes to Consolidated Financial Statements) and manufacturing equipment that was acquired at lease termination by both Monofilament and Controls.
     Cash provided by (used for) financing activities was $1,074,998 in the current year compared to ($195,105) in the prior fiscal year. The increase in net cash provided by (used for) financing activities is due to an additional $300,000 in long term borrowings by Controls that resulted from the refinancing of its real estate and equipment loans during the third quarter and to increased borrowings under revolving lines of credit to support working capital at both Industrial Products and Controls. In addition, during the third quarter, the company authorized the private sale of up to 1,000,000 shares of the company’s common stock at a price of $1.00 per share and the issuance of an additional $500,000 in Subordinated Convertible Debentures that will bear interest at the rate of prime plus 2% and that can be converted into the common stock of the corporation at $1.50 per share after three years and at $2.00 per share after five years. The board of directors also allowed the conversion of existing Subordinated Convertible Debentures that were due to mature on December 31, 2005 into the common stock of the company at a price of $1.00 per share. A total of 549,000 shares at $1.00 per share were issued as a result of this private placement ($399,000 of which was for cash, $100,000 was the result of a conversion of existing debentures, and $50,000 the result of the conversion of an existing related party note payable into common stock). A total of $200,000 of the existing debentures was converted into new debentures. The net cash proceeds realized from the private placement of both the common stock and subordinated convertible debentures was primarily used to organize Glassmaster Marine, LLC and fund the purchase of the assets of Penn Craft, LLC.
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

Liquidity and Capital Resources Continued
     In South Carolina, indebtedness outstanding as of August 31, 2005 subject to the loan agreements include $2,152,394 under the Revolving Working Capital Credit Line (total line of $2.5 Million) and $3,726,608 under an Equipment and Real Estate Term Loan. These credit lines originally had a due date of October 5, 2005 but were refinanced on November 3, 2005 and currently have a due date of November 15, 2006.
     In Michigan, indebtedness outstanding as of August 31, 2005 subject to the applicable loan agreement included $902,817 under the Working Capital Revolver (total line of $1,150,000) and $697,298 under the Equipment and Real Estate Term Loans. These credit lines are currently scheduled to mature in December 2005. The company currently expects these credit agreements to also be renewed.
     Through cost reductions and an improving business climate the Company has been successful in returning to profitability in the 2005 fiscal year and currently projects operating earnings improvement in the 2006 fiscal year. As a result, the Company currently anticipates that its cash requirements during the 2006 fiscal year will be provided by operations and by existing and committed credit lines.
Item 7. Financial Statements
     Financial Statements of Glassmaster Company and the Notes to Consolidated Financial Statements for the fiscal years ended August 31, 2005 and 2004 appear on pages 15 through 30, and the Report of Independent Auditors appears on page 14 of this report. The Index to the Exhibits and Exhibits appear on page 10.
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
     Information for items 9-12 of this report appears in the Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on January 20, 2006 and is incorporated herein by reference.

PART IV
Item 13. Exhibits and Reports on Form 8-K
     (a)      Exhibits (numbered in accordance with Item 601 of Regulation S-B)

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, filed as exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.

11	Statement re Computation of Per Share Earnings

21	Subsidiaries of the Registrant

99.3	Form 906 Certification
     (b)      Reports on Form 8-K

May 4, 2005	Change in Directors or Principal Officers
May 13, 2005	Other Events
August 2, 2005	Change in Directors or Principal Officers
October 25, 2005	Change in Directors or Principal Officers
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
GLASSMASTER COMPANY

By	/s/ Raymond M. Trewhella	By	/s/ Richard E. Trewhella
	Raymond M. Trewhella, CEO		Richard E. Trewhella, Corporate Controller
	(Principal Executive Officer)		(Principal Financial Officer)
(Principal Accounting Officer)

	Date November 29, 2005		Date November 29, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By	/s/ Stephen W. Trewhella	By	/s/ Raymond M. Trewhella
	Stephen W. Trewhella, Director		Raymond M. Trewhella, Director

	Date November 29, 2005		Date November 29, 2005

By	/s/ Stephen W. Trewhella, Jr.	By	/s/ Melvin L. Chavis
	Stephen W. Trewhella, Jr., Director		Melvin L. Chavis, Director

	Date November 29, 2005		Date November 29, 2005
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
Date: November 29, 2005
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
Date: November 29, 2005
/s/ Richard E. Trewhella
Richard E. Trewhella
Corporate Controller
Principal Financial Officer
Principal Accounting Officer

GLASSMASTER COMPANY, INC.
AND SUBSIDIARIES
REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED AUGUST 31, 2005 AND 2004

Report of Independent Certified Public Accountants
To the Board of Directors and Stockholders
Glassmaster Company, Inc. and Subsidiaries
Lexington, South Carolina
     We have audited the accompanying consolidated balance sheets of Glassmaster Company, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Glassmaster Company, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Elliott Davis, LLC
November 11, 2005
Columbia, South Carolina

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AUGUST 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$278,026	$130,896
Accounts receivable
Trade, net of allowance for doubtful accounts of $115,626 and $129,258, respectively	2,770,007	2,372,429
Inventories, net	3,523,778	2,901,721
Prepaid expenses	111,743	125,868
Deferred income taxes	39,899	44,984

Total current assets	6,723,453	5,575,898

PROPERTY, PLANT AND EQUIPMENT, net	3,014,207	2,829,547

DEFERRED TAX ASSETS	1,399,665	1,396,857

OTHER ASSETS	—	20,000

Total Assets	$11,137,325	$9,822,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$3,055,211	$2,606,122
Notes and debentures payable, current	798,550	1,050,246
Accounts payable	1,932,010	1,736,943
Accrued expenses	152,778	208,635

Total current liabilities	5,938,549	5,601,946

OTHER LIABILITIES
Notes and debentures payable, long term	4,465,213	4,136,608

Total liabilities	10,403,762	9,738,554

Commitments and contingencies (Note 1 and 9)

STOCKHOLDERS’ EQUITY
Capital stock, 5,000,000 shares authorized; $.03 Par value, 2,192,390 shares issued and outstanding	65,772	49,302
Paid-in capital	1,899,989	1,367,459
Donated capital	124,210	124,210
Retained earnings deficit	(1,356,408)	(1,457,223)

Total stockholders’ equity	733,563	83,748

Total liabilities and stockholders’ equity	$11,137,325	$9,822,302

See notes to financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	August 31,
	2005	2004
SALES	$18,248,270	$15,749,603
COST OF SALES	15,323,582	13,128,508

GROSS INCOME	2,924,688	2,621,095

OPERATING EXPENSES
Marketing and selling	854,299	676,401
General and administrative	1,333,096	1,431,642

Total operating expenses	2,187,395	2,108,043

INCOME FROM OPERATIONS	737,293	513,052

OTHER INCOME (EXPENSE), net
Interest expense	(634,201)	(530,219)
Realized gains	—	2,835

Total other income (expense), net	(634,201)	(527,384)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE)	103,092	(14,332)

INCOME TAX BENEFIT (EXPENSE)	(2,277)	5,209

NET INCOME (LOSS)	$100,815	$(9,123)

INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$0.06	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,758,428	1,643,390

See notes to financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2003 AND 2004

	Capital Stock					Total
			Paid-in	Donated	Retained	Stockholders'
	Shares	Amount	capital	capital	deficit	equity
BALANCE, SEPTEMBER 1, 2003	1,643,390	$49,302	$1,367,459	$124,210	$(1,448,100)	$92,871
Net loss	—	—	—	—	(9,123)	(9,123)

BALANCE, AUGUST 31, 2004	1,643,390	49,302	1,367,459	124,210	(1,457,223)	83,748
Issuances of common stock	549,000	16,470	532,530	—	—	549,000
Net income	—	—	—	—	100,815	100,815

BALANCE, AUGUST 31, 2005	2,192,390	$65,772	$1,899,989	$124,210	$(1,356,408)	$733,563

See notes to financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	August 31,
	2005	2004
CASH FLOWS FROM OPERATIONS
Net income (loss)	$100,815	$(9,123)
Adjustments to reconcile net income (loss) to net cash provided (used for) operations
Depreciation and amortization	438,479	548,995
Bad debt expense (recovery)	(13,632)	5,802
Increase in deferred income taxes	2,277	(5,209)
Realized gains on marketable equity securities	—	(2,835)
Changes in operating assets and liabilities
Accounts receivable	(383,946)	(262,465)
Inventories	(622,057)	(120,776)
Prepaid expenses	14,125	(36,017)
Accounts payable	195,067	87,445
Accrued expenses	(55,857)	7,907
Proceeds from sales of securities	—	13,599

Net cash provided by (used for) operating activities	(324,729)	227,323

INVESTING ACTIVITIES
Payments for the purchase of property, plant and equipment	(593,526)	(6,318)
Payments for deferred charges	(24,613)	(12,500)
Collection of (payment for) deposits	15,000	(15,000)

Net cash used for investing activities	(603,139)	(33,818)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	399,000	—
Proceeds from issuance of short-term debt	115,065	179,013
Proceeds from issuance of long-term debt	530,121	—
Principal payments on short-term debt	(93,575)	(300,795)
Principal payments on long-term debt	(324,702)	(102,000)
Net borrowings under lines of credit	449,089	28,677

Net cash provided by (used for) financing activities	1,074,998	(195,105)

Net increase (decrease) in cash	147,130	(1,600)
CASH, BEGINNING OF YEAR	130,896	132,496

CASH, END OF YEAR	$278,026	$130,896

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during year for:
Interest	$662,228	$519,088

NON-CASH FINANCING TRANSACTION
Note payable refinanced	$449,879	$184,032

Debentures and notes converted into shares of common stock	$150,000	$—

Debentures rolled into new debentures	$200,000	$—

See notes to financial statements which are an integral part of this statement.

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
Glassmaster Company, Inc. (Glassmaster) is a manufacturer and supplier of extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products and composites located in Lexington, South Carolina. Glassmaster Controls Company, Inc. (Controls) and Glassmaster Marine, LLC (Marine) are wholly-owned subsidiaries of Glassmaster (collectively the Company). Controls designs, manufactures, and assembles a wide range of electronic and mechanical industrial controls and electronic testing equipment. Marine designs, manufactures and assembles recreational watercraft primarily for sale to retailers. Information about the Company’s business operating segments is presented in more detail in Note 13.
Principles of consolidation
The consolidated financial statements for the year ended August 31, 2005 and 2004 include the accounts of Glassmaster, Controls and Marine. Controls was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. Marine was organized under the laws of the State of South Carolina, on June 20, 2005. All material intercompany transactions have been eliminated.
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
Accounts receivable and allowances
The Companies extend credit to customers generally without requiring collateral. The Company provides an allowance for losses on trade receivables based on general economic and financial issues in the economy and a review of historical and subsequent payment activity. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $115,626 and $129,258 at August 31, 2005 and 2004, respectively.
Inventories
Inventories are stated net of valuation reserves at the lower of cost or market, with cost determined on a first-in, first-out basis.

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Property, plant and equipment
Property, plant and equipment are recorded at cost and depreciation for financial reporting purposes is computed using the straight-line method over the estimated useful lives of the assets as indicated below. The Companies utilize applicable accelerated methods for tax purposes.

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
Start-up costs
In accordance with SOP 98-5 Reporting on the Costs of Start-Up Activities, the Company has expensed all start-up costs associated with Marine except for certain costs which fall outside the scope of the SOP and have been capitalized. Certain fixed assets associated with Marine were not in service at August 31, 2005 and therefore, have not yet been depreciated.
Stock option plans
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, (APB) Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plan as permitted under SFAS No. 123. This Statement specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Stock option plans (continued)
SFAS No. 123 pro forma amounts are as follows for the years ended August 31, 2005 and 2004:

	2005	2004
Net income (loss) as reported	$100,815	$(9,123)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,460)	(1,460)

Pro forma net income (loss)	$99,355	$(10,583)

Pro forma basic and diluted income (loss) per share	$0.06	$(0.01)

Basic and diluted income (loss) per share as reported	$0.06	$(0.01)

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
Income taxes
Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes which requires that income taxes be provided for using the liability method. Management has recorded a valuation allowance against a portion of the state loss carryforwards as they believe that it is more likely than not that not all of the asset will be realized.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $22,348 and $19,054 for the years ended August 31, 2005 and 2004, respectively.
Research and development
Research and development costs are charged to expense as incurred. The costs incurred for the years ended August 31, 2005 and 2004 were $252,114 and $231,387, respectively. Those costs have generally been charged to cost of goods sold.
Compensated absences
The Company accounts for compensated absences in accordance with SFAS No. 43, Accounting for Compensated Absences.

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
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
Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the Company’s next fiscal year that begins after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

FASB Staff Position (FSP) No. 109-1, Application of FAS 109 to Tax Deduction on Qualified Production Activities, issued in December 2004 (FSP 109-1), provides guidance on the application of FASB Statement No. 109, Accounting for Income Taxes, (SFAS 109), to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the Jobs Act). The Jobs Act was enacted on October 22, 2004. FSP 109-1 is intended to clarify that the domestic manufacturing deduction should be accounted for as a special deduction (rather than a rate reduction) under SFAS 109. A special deduction is recognized under SFAS 109 as it is earned. The Company is currently completing an evaluation to determine applicability and potential impact, if any, regarding the applicability of FSP 109-1.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported loss or retained deficit.
NOTE 2 — CONCENTRATION OF CREDIT RISK
     Revenues from one customer of the Controls and Electronics segment represented $988,289 of the Company’s consolidated revenues for the years ended August 31, 2004. Another customer of Controls and Electronics segment represented $504,026 and $411,725 of the Company’s consolidated revenues for the years ended August 31, 2005 and 2004, respectively. Revenues from one customer of the Industrial Products segment represented $720,356 and $965,814 of the Company’s consolidated revenues for the years ended August 31, 2005 and 2004, respectively. Another customer of the Industrial Products segment represented $1,966,226 and $861,524 of the Company’s consolidated revenues for the years ended August 31, 2005 and 2004, respectively.
NOTE 3 — INVENTORIES
     Inventories as reported on the balance sheets are classified below:

	2005	2004
Materials	$2,447,324	$1,986,690
Work in process	412,381	348,628
Finished products	802,096	712,452
Reserve for excess and obsolete inventories	(138,023)	(146,049)

	$3,523,778	$2,901,721

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
     The provision for depreciation charged against income for the fiscal years ended August 31, 2005 and 2004, totaled $403,256 and $505,690, respectively.

	2005	2004
Land	$155,774	$155,774
Buildings	3,180,081	3,121,349
Furniture and fixtures	187,046	187,046
Automotive equipment	151,689	151,689
Plant equipment	7,928,914	7,816,936
Tooling and dies	1,243,973	826,768
Impairment reserve	(100,000)	(100,000)

Total	12,747,477	12,159,562
Accumulated depreciation	(9,733,270)	(9,330,015)

Property, plant and equipment, net	$3,014,207	$2,829,547

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — REVOLVING LINES OF CREDIT
     Inventories and customer receivables are pledged as collateral to provide the Company with two revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for Controls. The line of credit for the Company requires monthly interest payments at prime (6.5% at August 31, 2005) plus 2.5%. The line of credit for Controls requires monthly interest payments at prime plus 0.5%. The balances as of August 31, 2005 were $2,152,394 and $902,817, respectively, and the balances as of August 31, 2004 were $2,043,192 and $562,930, respectively. These credit agreements are subject to renegotiation and renewal and will expire November 15, 2006 and December 31, 2005 for the Company and Controls, respectively. Prior to August 31, 2005, the line of credit for the Company had a maturity date of October 5, 2005. It was renewed on November 3, 2005.
     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender.
NOTE 6 — NOTES AND DEBENTURES PAYABLE
     Long-term notes and debentures payable consist of the following:

	August 31,
	2005	2004
Mortgage loan payable to a financial institution in eight scheduled principal payments of $34,000, plus monthly payments of accrued interest at prime (6.5 % at August 31, 2005) plus 2% with the remaining principal and accrued interest due November 15, 2006. Prior to August 31, 2005, the loan had a maturity of October 5, 2005. It was renewed on November 3, 2005.	$3,726,608	$3,998,608

Mortgage loan payable to a financial institution, in monthly principal installments of $5,000 plus accrued interest at LIBOR (3.56 % at August 31, 2005) plus 2.5% with the remaining principal and unpaid accrued interest due March 2010.	475,000	305,000

Installment loan payable to a financial institution in monthly installments of $5,871 including interest at prime (6.5% at August 31, 2005) plus 0.5% with the remaining principal and unpaid accrued interest due February 2009.	222,298	204,952

Installment loan payable to a premium finance company in nine monthly installments of $3,378 including interest at 7.74% with the remaining principal and accrued interest due February 2006.	16,886	18,294

Debentures to related party with annual payments of accrued interest at 10.5% due December 2005 in one installment of principal and unpaid accrued interest.	110,000	410,000

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — NOTES AND DEBENTURES PAYABLE, Continued

Debentures to related parties with annual payments of accrued interest at prime (6.5% at August 31, 2005) plus 2% due from May — August 2010 in one installment of principal and unpaid accrued interest.	430,000	—

Note payable to a Company officer bearing interest at 10.5% with annual payments of accrued interest and due on demand.	—	50,000

Notes payable to related parties with semi-annual payments of accrued interest ranging from 8.25% - 10% due January 2006 in one installment of principal and unpaid accrued interest.	282,971	200,000

	5,263,763	5,186,854
Less current portion	798,550	1,050,246

	$4,465,213	$4,136,608

     Substantially all property, plant and equipment are pledged as collateral for the above scheduled borrowings. The prime interest rate was 6.5% and 4.25% for the years ended August 31, 2005 and 2004 respectively.
     The principal maturities on the notes and debentures payable over the next five years as of August 31 are as follows:

2006	$798,550
2007	3,575,397
2008	125,184
2009	99,632
2010	665,000

Total	$5,263,763

NOTE 7 — RELATED PARTY TRANSACTIONS
     Interest expense for related party obligations was $63,362 and $68,300 for the years ended August 31, 2005 and 2004, respectively. Accrued interest payable to related parties was $3,592 and $46,467 as of August 31, 2005 and 2004, respectively.
NOTE 8 — INCOME TAXES
     Components of the provision (benefit) for income taxes on continuing operations are shown below for the years ended August 31:

	2005		2004
	Current	Deferred	Current	Deferred
Federal	$—	$35,058	$—	$8,555
State	—	(37,781)	—	(13,766)

	$—	$2,277	$—	$(5,209)

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — INCOME TAXES, Continued
     For South Carolina tax purposes a net operating loss carry-forward of $5,385,248 is available for offset against future taxable income. The carry-forward will expire at various years through the year ended August 31, 2025. For federal tax purposes, the Company reported taxable income of $235,809 and $159,420 for the years ended August 31, 2005 and 2004, respectively. The Company has federal net operating loss carryforwards of $4,084,691 available for offset against future taxable income and will expire at various years through the year ended August 31, 2023.
     For income tax reporting, an Alternative Minimum Tax credit of $28,697 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.
     The net deferred tax assets and liabilities consisted of the following components as of August 31, 2005 and 2004.

	2005	2004
Deferred tax assets relating to:
Allowance for doubtful accounts	$39,899	$44,984
Alternative minimum tax credit	28,697	28,697
Inventory and equipment valuation reserves	88,518	88,058
Valuation allowance	(24,818)	(55,611)
Federal and state NOL carry-forwards	1,566,508	1,643,679
Deferred tax liabilities relating to:
Property and equipment	(259,240)	(307,966)

Net deferred tax asset	$1,439,564	$1,441,841

     The components giving rise to the deferred tax assets and liabilities described above have been included in the accompanying balance sheet as of August 31, 2005 and 2004 as follows:

	2005	2004
Current assets	$39,899	$44,984
Deferred tax asset	1,399,665	1,396,857
     Utilization of the deferred tax asset of $1,439,564 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. The Company’s primary plan is to utilize the deferred tax assets on future income from operations. In addition the Company estimates the market value of the Company’s assets, if realized in a sales transaction would generate gains in excess of the net operating loss carryovers.
NOTE 9 — LEASES
     The Company leases manufacturing and office equipment under operating leases expiring in various years through 2008. An operating lease for manufacturing equipment provides for a renewal option for an additional four-year period at the fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Future minimum lease payments due under these non-cancelable operating leases as of August 31, 2005 are as follows:

2006	$14,405
2007	10,517
2008	10,517

$35,439

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 — LEASES, Continued
     Total rent expense under these operating leases was $45,493 and $123,179 for the years ended August 31, 2005 and 2004, respectively.
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
     Following is a summary of the activity of the incentive stock options for the years ended August 31, 2005 and 2004:

	2005		2004
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding beginning of year	54,500	$.85	57,800	$1.03
Granted	—		—	—
Forfeited	—		(3,300)	4.00

Outstanding end of year	54,500	$.85	54,500	$.85

     Following is a summary of the status of the incentive options outstanding at August 31, 2005:

Outstanding Options				Exercisable Options
Weighted
		Average	Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price
$.85	54,500	6 years	$.85	43,600	$.85
NOTE 11 — EARNINGS PER SHARE OF COMMON STOCK
     The weighted average number of shares used in the computation of basic and diluted income (loss) per common share was 1,758,423 and 1,643,390 in 2005 and 2004, respectively. Options on 54,500 shares of common stock as of August 31, 2005 and 2004 were not included in computing diluted earnings per share because their effects were antidilutive in 2004 and the average price of the stock was below the exercise price of the options in 2005.
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

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — DEFINED CONTRIBUTION PLAN, Continued
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
     There were no contributions charged to expenses for the years ended August 31, 2005 and 2004.
NOTE 13 — BUSINESS SEGMENTS
     The Company classifies its business into three segments based on products offered and geographic location; Marine, Industrial Products and Controls and Electronics. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and composites that are sold to original equipment manufacturers and distributors for use in a variety of industrial applications and markets. The Controls and Electronics segment produces electronic testing equipment, flexible cable controls, mechanical and electronic HVAC controls, and molded control panels that are sold to original equipment manufacturers and distributors in the heavy truck, marine, and agricultural industries and is a contract manufacturer of custom electronic products. The Marine segment designs and manufactures a fiberglass center console product line ranging from 18 to 22 feet and a high performance line of pleasure boats. The boats will be sold through a network of authorized dealers.
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

	As of and for the year ended August 31, 2005
		Industrial	Controls and
	Marine	Products	Electronics	Other	Total
Segment assets	$641,647	$4,469,333	$4,057,374	$1,968,971	$11,137,325
Expenditures for property, plant and equipment	438,225	53,661	61,070	40,570	593,526
Depreciation and amortization	—	230,981	166,351	41,147	438,479
Research and development	—	242,789	9,325	—	252,114
Revenues from external customers	—	12,480,175	5,768,095	(612,871)	18,248,270
Segment profit (loss)	(25,281)	1,158,190	217,255	—	737,293
Interest expense	—	552,175	82,026	—	634,201
Income before taxes	—	—	—	—	$103,092

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — BUSINESS SEGMENTS, Continued

	As of and for the year ended August 31, 2004
	Industrial	Controls and
	Products	Electronics	Other	Total
Segment assets	$4,568,468	$3,428,852	$1,824,982	$9,822,302
Expenditures for property, plant and equipment	—	6,318	—	6,318
Depreciation and amortization	297,287	203,932	47,775	548,994
Research and development	229,013	2,374	—	231,387
Revenues from external customers	9,721,858	6,027,745	—	15,749,603
Segment profit (loss)	776,584	432,333	(693,030)	515,887
Interest expense	446,098	84,121	—	530,219
Loss before taxes	—	—	—	$(14,332)

Geographic Information

	As of and for the year ended August 31, 2005
			Property, plant
	Revenues	Total assets	and equipment
United States	$16,107,213	$11,137,325	$3,014,207
Other foreign countries	2,141,057	—	—

	As of and for the year ended August 31, 2004
			Property, plant
	Revenues	Total assets	and equipment
United States	$14,261,485	$9,822,302	$2,829,547
Other foreign countries	1,488,118	—	—
     Revenues in the above schedule are attributed to countries based on the location of the customer.
NOTE 14 — IMPAIRMENT OF ASSETS
     In 2005, 2004 and 2003, during the course of the Company’s strategic review of its Industrial Products segment, the Company assessed the recoverability of the carrying value of certain assets related to its composites product lines which resulted in a write down of excess inventories of $92,500 and an impairment loss on property, plant and equipment of $62,500 for the year ended August 31, 2003. The impairment loss reflects the amounts by which the carrying values of these assets exceed their estimated fair values determined by their estimated future discounted cash flows. The write down of composite inventory is recorded as a component of cost of goods sold.
     There was no additional write down of excess inventories or impairment loss on property for the year ended August 31, 2005 or August 31, 2004.

GLASSMASTER COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — PURCHASE OF BUSINESS ASSETS
     The Company purchased substantially all of the assets of Penn Craft, LLC effective July 27, 2005. Included in the assets acquired were boat molds, equipment, and inventory necessary for the Company to begin boat manufacturing operations in August 2005. The acquired assets were purchased for $530,248 in cash. Approximately $115,000 of the purchase price was allocated to inventory. The remaining purchase price was allocated to boat molds and equipment. In connection with the asset purchase, the company created a wholly owned subsidiary, Glassmaster Marine, LLC, a limited liability company organized under the laws of the state of South Carolina on June 20, 2005. The Company accounted for this transaction using the purchase method of accounting.

Exhibit Index

Exhibit No.	Exhibit	Sequential Page No.

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.	—

3.2	Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.	—

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.	—

11	Computation of Earnings Per Share for two years ended August 31, 2005 and 2004.	33

21	Subsidiaries of the Company.	34

99.3	Form 906 Certification	35