Form 10QSB
period 2005-12-04
GLASSMASTER CO
filed 2006-01-18
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 4, 2005

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
Common shares outstanding December 4, 2005:          2,142,390 par value $0.03

GLASSMASTER COMPANY
FORM 10-QSB
FOR THE QUARTER ENDED December 4, 2005

		PAGE
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 4, 2005 and August 31, 2005 (Unaudited)	3

	Consolidated Statements of Operations for the three months ended December 4, 2005 and December 5, 2004 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended December 4, 2005 and December 5, 2004 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

CERTIFICATIONS		13

EXHIBITS

Exhibit 99.1 Certification of Periodic Report		15

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Glassmaster Company, Inc. and Subsidiary
Consolidated Balance Sheets
(In Thousands)

	December 4, 2005	August 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$130	$278
Accounts Receivable, Trade (net of reserve)	2,934	2,770
Inventories (net of reserve)	4,015	3,524
Prepaid Expenses & Other Current Assets	238	111
Deferred Income Taxes	40	40

Total Current Assets	7,357	6,723

Property, Plant, and Equipment, net	3,031	3,014

Deferred Tax Assets	1,400	1,400

Other Assets	22	0

Total Assets	$11,810	$11,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Revolving Lines of Credit	$3,292	$3,055
Notes and Debentures Payable, current	818	799
Accounts Payable	2,484	1,932
Accrued Expenses	145	153

Total Current Liabilities	6,739	5,939

Other Liabilities
Notes and Debentures payable, long term	4,437	4,465

Total Liabilities	11,176	10,404

Stockholders’ Equity
Capital Stock, 5,000,000 shares authorized $0.03 Par, 2,192,390 shares issued and outstanding	$65	$65
Paid-In Capital	1,900	1,900
Donated Capital	124	124
Retained Deficit	(1,455)	(1,356)

Total Stockholder’s Equity	634	733

Total Liabilities and Stockholder’s Equity	$11,810	$11,137

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Three Months Ended
	December 4, 2005	December 5, 2004
Sales	$5,304	$4,213
Cost of Sales	4,585	3,572

Gross Profit	719	641

Operating Expenses
Marketing and Selling	206	223
General and Administrative	197	212
Other Income and Expense — Net	230	144

Total Operating Expenses	633	579

Income From Operations	86	62

Interest Expense	(185)	(140)

Income Before Income Taxes	(99)	(78)

Income Taxes	0	0

Net Income	$(99)	$(78)

Net Income per common share (Basic and Diluted)	$(0.05)	$(0.05)

Weighted Average Shares Outstanding	2,192,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)(Unaudited)

	Three Months Ended
	December 4, 2005	December 5, 2004
Cash Flows From Operations
Net Income (Loss)	$(99)	$(78)
Adjustments to reconcile Net Income (Loss) to
Net Cash used by Operations:
Depreciation	111	108
Amortization	7	9
Changes in Operating Assets & Liabilities:
Accounts Receivable	(164)	(344)
Inventories	(491)	19
Prepaid Expenses & Other Current Assets	(127)	(145)
Accounts Payable	552	330
Accrued Expenses	(8)	(85)

Net Cash Used By Operating Activities	(219)	(186)

Cash Flows From Investing Activities
Cash payments for the purchase of Fixed Assets	(128)	0
Cash payments for Deferred Charges	(29)	(8)

Net Cash Used By Investing Activities	(157)	(8)

Cash Flows From Financing Activities
Proceeds from Sale of Common Stock	0	0
Net Borrowings (Repayments) on Term Debt	(9)	(89)
Net Borrowings (Repayments) on Lines of Credit	237	335

Net Cash Provided by Financing Activities	228	246

Net Increase (Decrease) In Cash	(148)	52

Cash and Cash Equivalents at beginning of period	278	131

Cash and Cash Equivalents at end of period	$130	$183

Supplemental Cash Flow Information
Cash Paid For:
Interest	$219	$136
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
     The consolidated financial statements for the quarters ended December 4, 2005 and December 5, 2004 and for the year ended August 31, 2005 include the accounts of Glassmaster Company, Inc. (“Glassmaster” or “the Company”) and its wholly owned subsidiary Glassmaster Controls Company, Inc. (“Controls”). All material intercompany transactions have been eliminated. Operating results for the three-month period ended December 4, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2006. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.
NOTE 2 – Uncertainties
     The Company incurred recurring losses from operations during the fiscal years ended August 31, 1999 through August 31, 2004 and while the Company was profitable in the 2005 fiscal year, as of December 4, 2005, the Company’s total liabilities of $11,175,532 exceed its total assets of $10,410,545 net of deferred tax assets of $1,399,665 by $764,987. Management has implemented cost reduction programs and, during the fourth quarter of the 2005 fiscal year, raised additional equity capital by selling 349,000 shares of its common stock at $1.00 per share in a private placement. Additionally, also during the fourth quarter of the 2005 fiscal year, as a result of the conversion to common stock of certain Subordinated Convertible Debentures (originally offered and sold in 1999 and due to mature on December 31, 2005) and the conversion of a demand Note Payable due to an officer of the Company, another 200,000 shares of common stock was issued (at $1.00 per share) that further enhanced the equity structure of the corporation. Management continues in its efforts to raise additional equity capital through outside sources and has also considered the possible sale of assets or product lines as well as pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward sustainable future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.
NOTE 3 – Revenue Recognition
     The Company recognizes revenue from product sales upon shipment to its customers.
NOTE 4 – Accounts Receivable
     The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $116,985 and $115,626 as of December 4, 2005 and August 31, 2005, respectively.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 – Inventories
     Inventories as reported on the balance sheets are classified below:

	December 4, 2005	August 31, 2005
Materials	$2,760,248	$2,447,324
Work in Process	437,057	412,381
Finished Products	955,692	802,096
Reserve for Excess and Obsolete Inventories	(138,023)	(138,023)

	$4,014,974	$3,523,778

NOTE 6 – Reclassification
     Certain prior year amounts may have been reclassified to conform with the current year presentation.
NOTE 7 – Notes and Mortgages Payable
     Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and its subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (7.0% at December 4, 2005,) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime plus 1/2%. The balances as of December 4, 2005 were $2,418,819 and $872,804 and the balances as of August 31, 2005 were $2,152,394 and $902,817, respectively. These credit agreements are subject to renegotiation and renewal and will expire November 15, 2006 and December 31, 2005 for the Company and its subsidiary, respectively.
     On December 30, 2005, the Company’s subsidiary and its primary lender agreed to renew the revolving line of credit agreement due to expire on December 31, 2005 for an additional one year period and to reduce the interest rate on the note to the bank’s prime rate. The agreement is now due to expire on December 31, 2006.
     On November 30, 2005, the Company’s primary lender agreed to extend its Real Estate and Equipment Term Note that was originally due to expire on November 15, 2006 to February 15, 2007. The total amount outstanding and due under this note as of November 30, 2005 was $3,726,608.
     Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender
NOTE 8 – Segment Reporting
     The Company classifies its business into three segments based on products offered and geographic location; Industrial Products, Controls and Electronics, and Marine. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and composites that are sold for use in a variety of industrial applications and markets. The Controls and Electronics segment produces flexible cable controls, mechanical and electronic HVAC controls, molded control panels and electronic testing equipment, that are sold for use in the heavy truck, marine, and agricultural industries and is a contract manufacturer of custom electronic products. The Marine segment designs and manufactures a fiberglass center console product line ranging from 18 to 22 feet and a high performance line of pleasure boats. The boats will be sold through a network of authorized dealers.

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

	Three Months Ended December 4, 2005
	Industrial	Controls &
	Products	Electronics	Marine	Other	Total
Segment Assets	$5,347,395	$3,612,782	$886,057	$1,963,976	$11,810,210
Revenues from External Customers	3,636,375	1,615,400	52,247		5,304,022
Segment Profit (Loss) before interest	269,858	80,166	(25,167)	(238,764)	86,093
Interest Expense	156,077	28,900			184,977
Income Before Income Taxes					(98,884)

	Three Months Ended December 4, 2004
	Industrial	Controls &
	Products	Electronics	Marine	Other	Total
Segment Assets	$4,629,944	$3,380,871	0	$2,224,216	$10,235,031
Revenues from External Customers	2,869,118	1,343,874	0		4,212,992
Segment Profit (Loss) before interest	235,561	(19,157)	0	(154,211)	62,193
Interest Expense	123,484	16,270	0		139,754
Income Before Income Taxes					(77,561)
NOTE 9 – Subsequent Event
     On January 13, 2006, the Company’s primary lender agreed to extend its Real Estate and Equipment Term Loan Note to May 5, 2007. The total amount extended under this note was $4,026,608.

Item 2. Management’s Discussion and Analysis
RESULTS OF OPERATIONS
     Consolidated net sales for the first quarter ending December 4, 2005 were $5,304,022, an increase of 25.9% when compared with prior year first quarter sales of $4,212,992. The increase in comparative first quarter sales is due to a 27% increase in sales of monofilament products resulting from the improvement in the industrial sector of the U.S. economy and an increase in sales of Nybrad® products. Sales in the first quarter at Glassmaster Controls increased 20.2% compared to the same period of the prior year as sales of electronic controls and circuit boards declined 15.5% due to the scheduled completion of contracts while sales of cable systems and control assemblies used in the heavy truck and bus markets improved 24.7% in tandem with the industry recovery.
     Gross Profit realized during the first quarter increased to $718,582, or 13.6% of sales, from $641,436, or 15.2% of sales in the year ago first quarter. The increase in gross profit is due to a favorable mix of product sales as well as increased sales and related manufacturing activity at Controls. The company continues in its efforts to reduce the costs of manufacturing on all of its products. Any significant future increase in gross margins will result from increasing levels of orders and throughput at Monofilament and higher rates of utilization on electronic production equipment at Controls.
     Operating expenses increased to $632,490, or 11.9% of sales, in the current year first quarter, compared to $579,244, or 13.7% of sales, in the prior year comparative period. Marketing and selling expenses in this year’s quarter decreased due to lower travel expenses at Monofilament compared to last year. General and Administrative expenses decreased due to lower employee insurance costs. Other income and expenses, net were higher in the current year quarter due to an increase in general corporate overhead this year versus the prior year period.
     Interest Expense totaled $184,978 during this year’s first quarter compared with $139,754 last year, an increase of 32.1%. The increase in interest expense is attributable to higher average interest rates as well as to higher average borrowings primarily as a result of the subordinated convertible debentures issued and sold in the fourth quarter of 2005.
     The net loss was $98,884 during the current year first quarter compared with $77,561 in last year’s quarterly period.
LIQUIDITY AND CAPITAL RESOURCES
     Cash used by operating activities was $218,135 during the first three months of the 2006 fiscal year compared with $185,823 during the prior year period. The decline in cash flows from operating activities is primarily due to the inclusion of the Marine segment operations in the current year period. The Marine segment did not begin operations until the fourth quarter of the 2005 fiscal year so the prior year comparative period included no Marine segment assets or loss from operatons. Also contributing to the decline in net cash from operations was increased inventories and accounts receivable at Industrial Products due to higher levels of production and sales activity, as well as an increase in inventories at Controls due to a shift in

Item 2. Management’s Discussion and Analysis (Cont’d)
the mix of products sold and produced, from electronics and circuit board assemblies to mechanical controls and cable systems, which have slower inventory turnover rates. Offsetting the higher investment in inventories was an increase in the utilization of supplier trade credit.
     Cash used by investing activities year to date was $157,209 compared to $8,100 in the year ago period. Equipment purchased at Industrial Products to expand Nybrad® abrasive monofilament production necessary to meet increasing demand accounts for the increase.
     Net cash provided by financing activities was $227,552 in the current year period versus $246,015 last year. The company and its subsidiary primarily rely on revolving lines of credit for working capital purposes and to fund operations. In the first quarter of the current fiscal year the outstanding balances under these credit lines increased $236,418 while in the prior year first quarter these balances increased by $324,740. Net repayments of short and long term debt totaled $8,760 this year compared with $88,724 last year. Please refer to Note 7, Notes and Mortgages Payable, of the Notes to Consolidated Financial Statements for further information.
     The company currently has no other plans for any material capital expenditures and anticipates that its cash requirements during the remainder of the 2006 fiscal year will be provided from the operations and from borrowings under existing and committed credit lines.

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

There was one report filed on Form 8-K during the quarter ended December 4, 2005

i) October 25, 2005 Change in Directors or Principal Officers

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY LEXINGTON, SC

Date: January 18, 2006	/s/ Raymond M. Trewhella
Raymond M. Trewhella (CEO and Chairman of the Board, Principal Executive Officer)

Date: January 18, 2006	/s/ Richard E. Trewhella
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
Date: January 18, 2006
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
Date: January 18, 2006
/s/ Richard E. Trewhella
Richard E. Trewhella
Corporate Controller & Treasurer
Principal Financial Officer