Form 10QSB
period 2006-03-05
GLASSMASTER CO
filed 2006-04-25
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 5, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
GLASSMASTER COMPANY

(Exact name of small business issuer as specified in its charter)

South Carolina	0-2331	57-0283724

(State or other jurisdiction of Incorporation of organization	(Commission File Number)	(IRS Employer Identification No.)

PO Box 788, Lexington SC	29071

(Address of principal executive offices)	(Zip Code)
Issuer’s Telephone Number, including area code:                     803-359-2594
No Change

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant:
(1)	Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months YES ☑ NO ☐

(2)	Has been subject to such filing requirements for the past 90 days YES ☑ NO ☐
Common shares outstanding March 5, 2006:           2,194,390 par value $0.03

GLASSMASTER COMPANY
FORM 10-QSB
FOR THE QUARTER ENDED March 5, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Glassmaster Company, Inc. and Subsidiary
Consolidated Balance Sheets
(In Thousands)

	March 5, 2006	August 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$260	$278
Accounts Receivable, Trade (Net of Reserve)	3,186	2,770
Inventories, net	3,742	3,524
Prepaid Expenses	257	111
Deferred Income Taxes	40	40

Total Current Assets	7,485	6,723

Property, Plant, and Equipment, net	3,009	3,014

Deferred Tax Assets	1,400	1,400

Other Assets	15	0

Total Assets	$11,909	$11,137

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
Revolving Lines of Credit	$3,463	$3,055
Notes and Debentures payable, current	4,485	798
Accounts Payable	2,565	1,932
Accrued Expenses	95	153

Total Current Liabilities	10,608	5,938

Other Liabilities
Notes and Debentures payable, long term	924	4,465

Total Liabilities	11,532	10,403

Stockholders’ Equity
Capital Stock, 5,000,000 shares authorized $0.03 Par, 2,194,390 shares issued and outstanding	$66	$66
Paid-In Capital	1,902	1,900
Donated Capital	124	124
Retained Deficit	(1,715)	(1,356)

Total Stockholder’s Equity	377	734

Total Liabilities and Stockholder’s Equity	$11,909	$11,137

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Three Months Ended
	March 5, 2006	March 6, 2005

Sales	$5,127	$4,254
Cost of Sales	4,510	3,433

Gross Profit	617	821

Operating Expenses
Marketing and Selling	216	195
General and Administrative	270	182
Other Income and Expense — Net	172	144

Total Operating Expenses	658	521

Income From Operations	(41)	300

Interest Expense	(218)	(147)

Income (Loss) Before Income Taxes	(259)	153

Income Taxes	0	0

Net Income (Loss)	$(259)	$153

Net Income (Loss) per common share	$(0.12)	$0.09

(Basic and Diluted)

Weighted Average Shares Outstanding	2,194,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Operations
(In thousands except per share amounts)(Unaudited)

	Six Months Ended
	March 5, 2006	March 6, 2005

Sales	$10,431	$8,467
Cost of Sales	9,095	7,005

Gross Profit	1,336	1,462

Operating Expenses
Marketing and Selling	422	418
General and Administrative	468	394
Other Income and Expense — Net	402	288

Total Operating Expenses	1,292	1,100

Income From Operations	44	362

Interest Expense	(403)	(287)

Income (Loss) Before Income Taxes	(359)	75

Income Taxes	0	0

Net Income (Loss)	$(359)	$75

Net Income (Loss) per common share	$(0.16)	$0.05

(Basic and Diluted)

Weighted Average Shares Outstanding	2,194,390	1,643,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(In Thousands)(Unaudited)

	Six Months Ended
	March 5, 2006	March 6, 2005

Cash Flows From Operations
Net Income (Loss)	$(359)	$75
Adjustments to reconcile Net Income (Loss) to Net Cash Provided by Operations:
Depreciation	222	205
Amortization	13	16
Changes in Operating Assets & Liabilities:
Accounts Receivable	(416)	(371)
Inventories	(218)	(311)
Prepaid Expenses & Other Current Assets	(146)	(147)
Accounts Payable	589	296
Accrued Expenses	(26)	(36)

Net Cash Provided (Used) By Operating Activities	(341)	(273)

Cash Flows From Investing Activities
Cash payments for the purchase of Fixed Assets	(217)	(33)
Cash proceeds from sale of Other Assets	0	15
Cash payments for Deferred Charges	(15)	(12)
Cash Proceeds from the sale of Trading Securities	0	0

Net Cash Provided (Used) By Investing Activities	(232)	(30)

Cash Flows From Financing Activities
Proceeds From Sale of Common Stock	2	0
Net Borrowings (Repayments) on Term Debt	145	(145)
Net Borrowings (Repayments) on Lines of Credit	408	432

Net Cash Provided (Used) by Financing Activities	555	287

Net Increase (Decrease) In Cash	(18)	(16)

Cash and Cash Equivalents at beginning of period	278	131

Cash and Cash Equivalents at end of period	$260	$115

Supplemental Cash Flow Information
Cash Paid For:
Interest	$345	$288
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
The consolidated financial statements for the quarters ended March 5, 2006 and March 6, 2005 and for the year ended August 31, 2005 include the accounts of Glassmaster Company, Inc. (“Glassmaster” or “the Company”) and its wholly owned subsidiaries Glassmaster Controls Company, Inc. (“Controls”) and Glassmaster Marine, LLC (“Marine”). All material intercompany transactions have been eliminated. Operating results for the six-month period ended March 5, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2006. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.
NOTE 2 — Uncertainties
     The Company has incurred recurring losses from operations, and as of March 5, 2006, the Company’s current liabilities exceed its current assets by $3,123,000. Its total liabilities of $11,532,000 exceed its total assets of $10,509,000 net of deferred tax assets of $1,400,000 by $1,023,000. Management has continued cost reduction programs and is pursuing opportunities to raise additional equity capital through outside sources. Additionally, the Company’s management is pursuing possible sales of assets and product lines, and pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.
NOTE 3 — Revenue Recognition
     The Company recognizes revenue from product sales upon shipment to its customers.
NOTE 4 — Accounts Receivable
     The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $123,235 and $115,626 as of March 5, 2006 and August 31, 2005, respectively.

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 — Inventories
     Inventories as reported on the balance sheets are classified below:

	March 5, 2006	August 31, 2005

Materials	$2,536,182	$2,447,324
Work in Process	390,485	412,381
Finished Products	953,358	802,096
Reserve for Excess and Obsolete Inventories	(138,025)	(138,023)

	$3,742,000	$3,523,778

NOTE 6 — Reclassification
     Certain prior year amounts may have been reclassified to conform with the current year presentation.
NOTE 7 — Notes and Mortgages Payable
     Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and its subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for the Company’s subsidiary. The line of credit for the Company requires monthly interest payments at prime (7.5% at March 5, 2006,) plus 2.5%. The line of credit for the Company’s subsidiary requires monthly interest payments at prime. The balances as of March 5, 2006 were $2,565,952 and $896,978 and the balances as of August 31, 2005 were $2,132,394 and $902,817, respectively. These credit agreements are subject to renegotiation and renewal and will expire November 15, 2006 and December 31, 2006 for the Company and its subsidiary, respectively.
     On January 13, 2006, the Company’s primary lender agreed to extend its Real Estate and Equipment Term Note that was originally due to expire on February 15, 2006 to May 15, 2007. The total amount outstanding and due under this note as of January 13, 2006 was $4,026,608. Note has been reclassified to current because of negotiations now pending with bank concerning an inter-creditor agreement and violations of cash flow coverage covenant required by amended loan agreement.
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

Glassmaster Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 — Segment Reporting (continued)
     The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are currently no significant inter-segment sales and transfers, therefore no eliminations have been made to the information below. Included in the tables below is relevant financial data provided by each reportable segment. The amounts shown in the Other column are generally those expenses and assets which are associated with the Company’s corporate headquarters and other entity with expenses which have not been included in segment information.

	Three Months Ended March 5, 2006
		Controls &
	Industrial Products	Electronics	Other	Marine	Total
Segment Assets	$5,167,098	$3,580,910	$2,024,141	$1,137,452	$11,909,601
Revenues from External Customers	$3,489,890	$1,637,355		$0	$5,127,244
Segment Profit (Loss) before interest	$109,635	$65,848	($177,471)	($39,968)	($41,956)
Interest Expense	$188,628	$29,638			$218,266
Income (Loss) Before Income Taxes					($260,222)

	Three Months Ended March 6, 2005
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$5,059,879	$3,554,375	$1,824,401	$10,442,655
Revenues from External Customers	$2,792,194	$1,461,595		$4,253,789
Segment Profit (Loss) before interest	$374,085	$71,730	($146,161)	$299,654
Interest Expense	$128,778	$18,125		$146,903
Income (Loss) Before Income Taxes				$152,751

	Six Months Ended March 5, 2006
	Industrial	Controls &
	Products	Electronics	Other	Marine	Total
Segment Assets	$5,167,098	$3,580,910	$2,024,141	$1,137,452	$11,909,601
Revenues from External Customers	$7,178,512	$3,252,754		$52,247	$10,431,266
Segment Profit (Loss) before interest	$379,492	$146,014	($416,234)	($65,135)	$44,137
Interest Expense	$344,705	$58,538			$403,243
Income (Loss) Before Income Taxes					($359,106)

	Six Months Ended March 6, 2005
		Controls &
	Industrial Products	Electronics	Other	Total
Segment Assets	$5,059,879	$3,554,375	$1,828,401	$10,442,655
Revenues from External Customers	$5,661,312	$2,805,469		$8,466,781
Segment Profit (Loss) before interest	$609,647	$52,573	($300,373)	$361,847
Interest Expense	$252,263	$34,395		$286,658
Income (Loss) Before Income Taxes				$75,189

Item 2. Management’s Discussion and Analysis
RESULTS OF OPERATIONS
     Consolidated Net Sales for the second quarter ended March 5, 2006 were $5,127,244 an increase of 20.4% when compared with the prior year second quarter sales of $4,253,789. The increase in comparative second quarter sales is due to a 23.2% increase in sales of Monofilament products resulting from the continued improvement in the industrial sector of the U.S. economy. Sales in the second quarter at Glassmaster Controls increased 12.0% compared to the same period of the prior year as sales of electronic controls and circuit boards increased while sales of mechanical controls and control panels continue to increase after a prolonged slump in the domestic truck manufacturing industry. Year to date consolidated sales total $10,431,266, an increase of 23.2% when compared to prior year to date sales of $8,466,781. Industrial Products segment sales have increased by 26.8% while Controls and Electronics segment sales increased 15.9% when compared to the prior year six month period.
     Gross Profit realized during the second quarter decreased to $617,570, or 12.0% of sales, from $820,569, or 19.3% of sales in the year ago second quarter. Year to date gross profit margins have decreased to 12.8% of sales this year from 17.3% of sales last year due to higher material and energy costs. The company continues in its efforts to reduce the costs of manufacturing on all its products and increase selling prices to cover the increase cost to improve the gross margin.
     Selling, G&A, and Other Income and Expenses (Net) increased to $658,000, or 12.7% of sales, in the current year second quarter, compared to $520,915, or 12.2% of sales in the prior year period. On a year to date basis, these expenses total $1,292,015, or 12.4% of sales, compared with $1,100,159, or 13.0% of sales last year.
     Interest Expense totaled $218,266 during this year’s second quarter compared with $146,903 last year, an increase of 48.6%. Year to date interest expense totals $403,243 compared with $286,657 last year, an increase of 40.7%. The increase in interest expense is attributable to higher interest rates compared to last year’s quarterly and year to date periods.
     The net loss was $260,222 during the current year second quarter compared with a net income of $152,751 in the year ago quarter. The year to date net loss totals $359,106 versus a net income of $75,189 last year. An unplanned power line disruption for six days in December contributed to some $80,000 of the loss in the period. Furthermore, increased material, energy, and interest expenses have contributed to the loss this year compared to the net income for the quarter and year to date last year.
LIQUIDITY AND CAPITAL RESOURCES
     Cash provided (used) by operating activities was ($341,000) during the first six months of the 2006 fiscal year compared with ($273,000) during the prior year period. The decline in cash flows from operating activities is primarily due to an increase in inventories and accounts receivable outstanding at quarter end as a result of the improved sales at Monofilament during the quarter compared to the prior year period.

Item 2. Management’s Discussion and Analysis (Cont’d)
     Cash provided (used) by investing activities year to date was ($232,000) compared to ($30,256) in the year ago period. Equipment purchased at lease termination in the current year accounts for the increase in cash used by investing activities.
     Net cash provided (used) by financing activities was $555,000 in the current year period versus ($287,205) last year. The increase in cash flows from financing activities is primarily due to an increase in borrowings outstanding under lines of credit compared to last year. Increases in accounts receivable outstanding and inventory levels due to higher sales at Monofilament necessitated the additional working capital borrowings. See Note 7, Notes and Mortgages Payable, of the Notes to Consolidated Financial Statements (unaudited) for further information and a current status of the company’s discussions with its lenders.
     The company currently anticipates that its cash requirements during the remainder of the fiscal year will be provided from operations and from borrowings under existing and committed credit lines.
Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
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

There were no reports on Form 8-K filed during the quarter ended March 5, 2006

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY LEXINGTON, SC
Date: April 20, 2006	/s/ Raymond M. Trewhella
Raymond M. Trewhella
(CEO and Chairman of the Board, Principal Executive Officer)

Date: April 20, 2006	/s/ Richard E. Trewhella
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
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:
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
Date: April 20, 2006

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
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:
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
Date: April 20, 2006

/s/ Richard E. Trewhella

Richard E. Trewhella
Corporate Controller & Treasurer
Principal Financial Officer