Form 10KSB/A
period 2005-08-31
GLASSMASTER CO
filed 2006-07-13
CIK 109870

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,708,485 based on the average sales price of $1.75 per share on October 31, 2005.
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

EXPLANATORY NOTE
This amendment on Form 10-KSB/A (Amendment No. 1) amends our annual report on Form 10-KSB for the year ended August 31, 2005, as filed with the U.S. Securities and Exchange Commission on November 29, 2005. It is being filed for the sole purpose of correcting the previously filed Certifications by the principal executive officer and principal financial officer, and the Exhibit Index, in response to comments received by the Company from the U.S. Securities and Exchange Commission. No other changes have been made. This report is not intended to update other information presented in the previously filed annual report on Form 10-KSB. Readers are directed to the originally filed Form 10-KSB for all other Items.

Exhibit Index

Exhibit No.	Exhibit	Sequential Page No.

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as Exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.

11	Computation of Earnings Per Share for two years ended August 31, 2005 and 2004, filed as Exhibit 11 to Form 10-KSB for the year ended August 31, 2005 and incorporated herein by reference.

21	Subsidiaries of the Company, filed as Exhibit 21 to Form 10-KSB for the year ended August 31, 2005 and incorporated herein by reference.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Form 906 Certification

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLASSMASTER COMPANY

By	/s/ Raymond M. Trewhella	By	/s/ Nathan G. Leaphart III, CPA

	Raymond M. Trewhella, CEO		Nathan G. Leaphart III, CPA, CFO
	(Principal Executive Officer)		(Principal Financial Officer)
(Principal Accounting Officer)

	Date June 13, 2006		Date June 13, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By	/s/ Stephen W. Trewhella	By	/s/ Raymond M. Trewhella

	Stephen W. Trewhella, Director		Raymond M. Trewhella, Director

	Date June 13, 2006		Date June 13, 2006

By	/s/ Stephen W. Trewhella, Jr.	By	/s/ Melvin L. Chavis

	Stephen W. Trewhella, Jr., Director		Melvin L. Chavis, Director

	Date June 13, 2006		Date June 13, 2006