Form 10QSB/A
period 2005-12-04
GLASSMASTER CO
filed 2006-07-13
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB/A
(AMENDMENT NO. 1)

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
YES ☑ NO ☐
Common shares outstanding December 4, 2005: 2,142,390 par value $0.03

EXPLANATORY NOTE
This amendment on Form 10-QSB/A (Amendment No. 1) amends our quarterly report on Form 10-QSB for the quarter ended December 4, 2005, as filed with the U.S. Securities and Exchange Commission on January 18, 2006. It is being filed for the sole purpose of correcting the previously filed Certifications by the principal executive officer and principal financial officer, and the Exhibit Index, in response to comments received by the Company from the U.S. Securities and Exchange Commission. No other changes have been made. This report is not intended to update other information presented in the previously filed quarterly report on Form 10-QSB. Readers are directed to the originally filed Form 10-QSB for all other Items.

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 31.1 — Section 302 Certification of Principal Executive Officer

Exhibit 31.2 — Section 302 Certification of Principal Financial Officer

Exhibit 32.1 — Form 906 Certification

b)	Reports on Form 8-K

There was one report filed on Form 8-K during the quarter ended December 4, 2005

i) October 25, 2005 Change in Directors or Principal Officers

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY
LEXINGTON, SC

Date: June 13, 2006	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: June 13, 2006	/s/ Nathan G. Leaphart III, CPA

Nathan G. Leaphart III, CPA
(Corporate Controller & Chief Financial Officer,
Principal Financial Officer)