Form 10QSB/A
period 2006-03-05
GLASSMASTER CO
filed 2006-07-13
CIK 109870

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

EXPLANATORY NOTE
This amendment on Form 10-QSB/A (Amendment No. 1) amends our quarterly report on Form 10-QSB for the quarter ended March 5, 2006, as filed with the U.S. Securities and Exchange Commission on April 25, 2006. It is being filed for the sole purpose of correcting the previously filed Certifications by the principal executive officer and principal financial officer, and the Exhibit Index, in response to comments received by the Company from the U.S. Securities and Exchange Commission. No other changes have been made. This report is not intended to update other information presented in the previously filed quarterly report on Form 10-QSB. Readers are directed to the originally filed Form 10-QSB for all other Items.

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