Form 10QSB
period 2006-06-04
GLASSMASTER CO
filed 2006-07-19
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 4, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
GLASSMASTER COMPANY
(Exact name of small business issuer as specified in its charter)

South Carolina	0-2331	57-0283724

(State or other jurisdiction of	(Commission	(IRS Employer
Incorporation of organization)	File Number)	Identification No.)

PO Box 788, Lexington, SC	29071

(Address of principal executive offices)	(Zip Code)
803-359-2594
Issuer’s Telephone Number, including area code
No Change
(Former name, former address and former fiscal year, if changed since last report)
Indicate whether the issuer:
(1)	Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months

YES	☑	NO	☐
(2)	Has been subject to such filing requirements for the past 90 days

YES	☑	NO	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares Outstanding at July 2, 2006

Common Stock, par value $.03	2,194,390

GLASSMASTER COMPANY
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 4, 2006

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 4, 2006 and August 31, 2005 (Unaudited)

Consolidated Statements of Operations for the three and nine months ended June 4, 2006 and June 5, 2005 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended June 4, 2006 and June 5, 2005 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part II. OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

EXHIBITS

Exhibit 31.1 - Section 302 Certification of the Principal Executive Officer

Exhibit 31.2 - Section 302 Certification of the Principal Financial Officer

Exhibit 32.1 - Section 906 Certifications

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Glassmaster Company Inc., and Subsidiaries
Consolidated Balance Sheets

	June 4, 2006	August 31, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$187,391	$278,026
Accounts receivable, trade (net of reserve)	3,055,341	2,770,007
Inventories (net of reserve)	4,110,248	3,523,778
Prepaid expenses & other current assets	326,574	111,743
Deferred income taxes, current	39,899	39,899

Total Current Assets	7,719,453	6,723,453

Property, plant, and equipment, net	2,933,638	3,014,207
Deferred tax assets, non-current	1,456,367	1,399,665
Other assets	9,048	—

Total Assets	$12,118,506	$11,137,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving lines of credit	$3,214,304	$3,055,211
Notes and convertible debentures payable, current	4,055,014	798,550
Accounts payable	3,312,658	1,932,010
Accrued expenses	272,647	152,778

Total Current Liabilities	10,854,623	5,938,549

Other Liabilities
Notes and convertible debentures payable, long term	895,798	4,465,213

Total Liabilities	11,750,421	10,403,762

Stockholders’ Equity
Capital stock, 5,000,000 shares authorized $0.03 Par, 2,194,390 and 2,192,390 shares issued and outstanding at June 4, 2006 and August 31, 2005, respectively	65,832	65,772
Paid-in capital	1,902,429	1,899,989
Donated capital	124,210	124,210
Retained deficit	(1,724,386)	(1,356,408)

Total Stockholders’ Equity	368,085	733,563

Total Liabilities and Stockholders’ Equity	$12,118,506	$11,137,325

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company Inc., and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 4, 2006	June 5, 2005	June 4, 2006	June 5, 2005
Sales	$5,584,606	$5,187,834	$16,015,872	$13,654,615
Cost of sales	4,718,708	4,418,916	13,813,822	11,423,692

Gross profit	865,898	768,918	2,202,050	2,230,923

Operating expenses
Marketing and selling	223,478	211,560	659,811	629,819
General and administrative	498,695	337,143	1,354,377	1,019,042

Total operating expenses	722,173	548,703	2,014,188	1,648,861

Income from operations	143,725	220,215	187,862	582,062

Interest expense	209,300	178,305	612,543	464,962

Income (loss) before taxes	(65,575)	41,910	(424,681)	117,100

Provision for income taxes	(40,000)	—	(40,000)	29,000

Net income (loss)	$(25,575)	$41,910	$(384,681)	$88,100

Net income per common share (Basic and Diluted)	$(0.01)	$0.03	$(0.18)	$0.05

Weighted average shares outstanding	2,194,390	1,672,511	2,193,278	1,657,950

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended
	June 4, 2006	June 5, 2005
Cash flows from operating activities:
Net income (loss)	$(384,681)	$88,100
Adjustments to reconcile net income (loss) to net cash used by operations
Depreciation	332,870	320,117
Amortization	20,137	22,900
Deferred income taxes	(40,000)	29,000
Changes in operating assets and liabilities:
Accounts Receivable	(285,334)	(703,857)
Inventories	(586,470)	(389,574)
Prepaid expenses & other assets	(217,496)	(117,309)
Accounts payable	1,380,648	243,486
Accrued expenses	119,869	(19,391)

Net cash provided from (used by) operating activities	339,543	(526,528)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(252,301)	(57,838)
Cash proceeds from the sale of other assets	—	15,100

Net cash used by investing activities	(252,301)	(42,738)

Net cash used by financing activities
Proceeds from sale of common stock	2,500	200,000
Cash payments for deferred charges	(26,519)	(18,000)
Net borrowings (repayments) on term debt	(312,951)	(18,226)
Net borrowings (repayments) on lines of credit	159,093	538,489

Net cash provided from (used by) financing activities	(177,877)	702,263

Net increase (decrease) in cash and cash equivalents	(90,635)	132,997

Cash and cash equivalents at beginning of period	278,026	130,896

Cash and cash equivalents at end of period	$187,391	$263,893

Supplemental cash flow information
Cash paid for interest	$427,138	$466,038
Non cash financing activity:
Conversion of debt to common stock	$—	$150,000
See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION
Glassmaster Company, Inc. (Glassmaster) is a manufacturer and supplier of extruded (thermoplastic) synthetic monofilament, pultruded (thermoset) fiberglass products and composites located in Lexington, South Carolina. Glassmaster Controls Company, Inc. (Controls) and Glassmaster Marine, LLC (Marine) are wholly-owned subsidiaries of Glassmaster (collectively the Company). Controls designs, manufactures, and assembles a wide range of electronic and mechanical industrial controls and electronic testing equipment. Marine designs, manufactures and assembles recreational watercraft primarily for sale to retailers. Information about the Company’s business operating segments is presented in more detail in Note 7.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included.
The consolidated financial statements for the quarters ended June 4, 2006 and June 5, 2005 and for the year ended August 31, 2005 include the accounts of Glassmaster and its wholly owned subsidiaries Controls and Marine. All material intercompany transactions have been eliminated. Operating results for the nine-month period ended June 4, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2006. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 – UNCERTAINTIES
The Company incurred recurring losses from operations during the fiscal years ended August 31, 1999 through August 31, 2004 and while the Company was profitable in the fiscal year ended August 31, 2005, the Company’s current liabilities exceed its current assets. Management has implemented cost reduction programs and has recently raised additional equity capital by selling shares of its common stock in a private placement. Management continues in its efforts to raise additional equity capital through outside sources and has also considered the possible sale of assets or product lines as well as pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward sustainable future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.
NOTE 3 – REVENUE RECOGNITION
The Company recognizes revenue from product sales upon shipment to its customers.
NOTE 4 – ACCOUNTS RECEIVABLE
The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $120,848 and $115,626 as of June 4, 2006 and August 31, 2005, respectively.

NOTE 5 – INVENTORIES
Inventories as reported on the balance sheets are classified below:

	June 4, 2006	August 31, 2005
Materials	$2,773,158	$2,447,324
Work in process	424,864	412,381
Finished products	1,050,249	802,096
Reserve for excess and obsolete inventories	(138,023)	(138,023)

	$4,110,248	$3,523,778

NOTE 6 – NOTES AND MORTGAGE PAYABLE
Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and its subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the South Carolina operations (Marine, Industrial Products, and Corporate) and $1,150,000 for Controls. The line of credit for the South Carolina operations requires monthly interest payments at prime (8.0% at June 4, 2006) plus 2.0%. The line of credit for Controls requires monthly interest payments at prime plus 0.5%. The balances as of June 4, 2006 were $2,420,320 and $793,984, respectively. As of June 4, 2006, there was $79,680 and $229,522 available to borrow for South Carolina operations and Controls, respectively.
During the second quarter, the South Carolina operation’s primary lender agreed to extend its Real Estate and Equipment Term Note that was originally due to expire on February 15, 2006 to May 15, 2007. The total amount outstanding and due under this note as of June 4, 2006 was $3,549,697. The note has been reclassified to current because of violations of the cash flow coverage covenant required by the amended loan agreement.
Glassmaster Controls Company, Inc. has real estate and equipment loans with its primary lender. The real estate loan was for $500,000 at an interest rate equal to 250 basis points over the one month LIBOR (5.1071% for June 4, 2006) and a maturity date of March 9, 2010. The equipment loan was for $250,000 at an interest rate equal to the prime rate plus 0.5% and has a maturity date of February 28, 2009. The total balance outstanding under these two loans is $610,975.
Special provisions of the loan agreements restrict payment of cash dividends without the consent of the lender.
NOTE 7 – SEGMENT REPORTING
The Company classifies its business into segments based on products offered and geographic location; Marine, Industrial Products, Controls and Electronics, and Corporate Overhead and Other. The Marine segment designs and manufactures a fiberglass center console product line ranging from 18 to 22 feet and a high performance line of pleasure boats. These boats are sold through a network of authorized dealers. The Industrial Products segment produces extruded synthetic monofilament line, pultruded fiberglass products, and composites that are sold for use in a variety of industrial applications and markets. The Controls and Electronics segment produces flexible cable controls, mechanical and electronic HVAC controls, molded control panels and electronic testing equipment, that are sold for use in the heavy truck, marine, and agricultural industries and is a contract manufacturer of custom electronic products. The Corporate Overhead and Other segment houses the corporate overhead and other expenses that apply to the company as a whole. This includes expenses such as interest paid to finance the Company’s operations and the Company’s income tax provision.
The financial information for each segment reflects specific identifiable transactions or allocated transactions based on an internal allocation method. The information presented is not necessarily indicative of the segment’s operations if they were independent entities.

	Three months ended June 4, 2006
				Corporate
		Industrial	Controls &	Overhead &
	Marine	Products	Electronics	Other	Consolidated
Sales	$194,181	$3,700,487	$1,689,938	$—	$5,584,606
Cost of sales	160,063	3,090,626	1,468,019	—	4,718,708

Gross profit	34,118	609,861	221,919	—	865,898
Marketing and selling	18,341	159,003	46,134	—	223,478
General and administrative	1,905	232,835	103,010	160,945	498,695

Total operating expenses	20,246	391,838	149,144	160,945	722,173
Income from operations	13,872	218,023	72,775	(160,945)	143,725

Interest expense	—	—	—	209,300	209,300
Provision for income taxes	—	—	—	(40,000)	(40,000)

Net income	$13,872	$218,023	$72,775	$(330,245)	$(25,575)

Total assets	$1,442,549	$5,028,525	$4,019,681	$1,627,751	$12,118,506

Gross profit %	17.6%	16.5%	13.1%		15.5%

	Three months ended June 5, 2005
				Corporate
		Industrial	Controls &	Overhead &
	Marine	Products	Electronics	Other	Consolidated
Sales	$—	$3,691,169	$1,496,665	$—	$5,187,834
Cost of sales	—	3,115,364	1,303,552	—	4,418,916

Gross profit	—	575,805	193,113	—	768,918
Marketing and selling	—	170,547	41,013	—	211,560
General and administrative	—	104,112	102,194	130,837	337,143

Total operating expenses	—	274,659	143,207	130,837	548,703
Income from operations	—	301,146	49,906	(130,837)	220,215

Interest expense	—	—	—	178,305	178,305
Provision for income taxes	—	—	—	—	—

Net income	$—	$301,146	$49,906	$(309,142)	$41,910

Total assets	$—	$5,359,812	$3,546,084	$1,949,063	$10,854,959

Gross profit %		15.6%	12.9%		14.8%

	Nine months ended June 4, 2006
				Corporate
		Industrial	Controls &	Overhead &
	Marine	Products	Electronics	Other	Consolidated
Sales	$246,428	$10,826,751	$4,942,693	$—	$16,015,872
Cost of sales	241,877	9,285,786	4,286,159	—	13,813,822

Gross profit	4,551	1,540,965	656,534	—	2,202,050
Marketing and selling	51,775	478,722	129,314	—	659,811
General and administrative	4,039	464,728	308,431	577,179	1,354,377

Total operating expenses	55,814	943,450	437,745	577,179	2,014,188
Income from operations	(51,263)	597,515	218,789	(577,179)	187,862

Interest expense	—	—	—	612,543	612,543
Provision for income taxes	—	—	—	(40,000)	(40,000)

Net income	$(51,263)	$597,515	$218,789	$(1,149,722)	$(384,681)

Total assets	$1,442,549	$5,028,525	$4,019,681	$1,627,751	$12,118,506

Gross profit %	1.8%	14.2%	13.3%		13.7%

	Nine months ended June 5, 2005
				Corporate
		Industrial	Controls &	Overhead &
	Marine	Products	Electronics	Other	Consolidated
Sales	$—	$9,352,481	$4,302,134	$—	$13,654,615
Cost of sales	—	7,667,931	3,755,761	—	11,423,692

Gross profit	—	1,684,550	546,373	—	2,230,923
Marketing and selling	—	493,571	136,248	—	629,819
General and administrative	—	280,185	307,647	431,210	1,019,042

Total operating expenses	—	773,756	443,895	431,210	1,648,861
Income from operations	—	910,794	102,478	(431,210)	582,062

Interest expense	—	—	—	464,962	464,962
Provision for income taxes	—	—	—	29,000	29,000

Net income	$—	$910,794	$102,478	$(925,172)	$88,100

Total assets	$—	$5,359,812	$3,546,084	$1,949,063	$10,854,959

Gross profit %		18.0%	12.7%		16.3%

FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. The Company’s business is often performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: possible rises in the costs of materials used in the Company’s products, possible shortages in materials used in the Company’s products, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.
Item 2. Management’s Discussion and Analysis or Plan of Operation
RESULTS OF OPERATIONS
Consolidated net sales for the third quarter ended June 4, 2006 were $5,584,606, an increase of 7.6% when compared with prior year third quarter sales of $5,187,834. The increase in comparative third quarter sales is due to improved sales within the Controls and Electronics segment, as well as the introduction of the Marine segment. Year to date consolidated sales total $16,015,872, an increase of 17.3% when compared to prior year to date sales of $13,654,613. The increase is primarily the result of an increase of net sales from within the Industrial Products segment of approximately $1.5 million. Year to date sales from within the Marine division totaled $246,428, compared to no sales for the segment in the prior year. The Controls and Electronics segment recognized $4,942,693 in sales in the year to date compared to $4,302,134 last year.
Gross profit realized during the third quarter increased to $865,898, or 15.5% of sales, versus $768,918, or 14.8% of sales in the year ago third quarter. Operating costs at the Monofilament division, part of the Industrial Products segment, were impacted by higher material. Additionally, the Marine segment contributed a gross profit of $34,118, or 17.6% of its sales. Year to date gross profit margins have decreased to 13.7% of sales this year from 16.3% of sales last year. This is primarily a result of higher material costs from within the industrial products division. Additionally, during December, the facility used by the Industrial Products segment experienced a power outage that damaged some inventory and resulted in lower sales and higher costs. The Controls segment had a higher gross profit in the third quarter and year to date on slightly higher gross profit percentages and higher net sales.
Selling expenses for the third quarter are comparable to the third quarter of 2005. The slight increase in selling expenses for the quarter and year to date are related primarily to selling expenses in the Marine segment. We are in the process of developing a network of authorized dealers to sell our boats. Overall, selling expenses as a percentage of sales has decreased from the prior year to date, comparing 4.1% for the year to date in 2006 to 4.6% for the year to date in 2005. This is due to the increase in sales during this year to date.
General and administrative expense increased $161,552 to $498,695 for the third quarter, when compared to the third quarter last year. The primary reason for the increase has been increased health care costs. During the third quarter, the Monofilament division had health insurance expense of $105,408. During the third quarter of 2005, this expense totaled $32,276. We believe that the higher costs are an aberration due to the rare occurrence of a few large claims and that the expense will moderate in future periods back down to historical levels. Corporate overhead has increased due to higher health insurance costs as well as additions in staffing as we build out the finance and administrative teams to accommodate the growth that we expect from our Marine segment. Year to date, general and administrative costs are up from $1,019,042, or 7.5% of net sales, to $1,354,377, or 8.5% of net sales.
Interest Expense totaled $209,300 during this year’s third quarter compared with $178,305 last year, an increase of 17.4%. Year to date interest expense totals $612,543 compared with $464,962 last year, an increase of 31.7%. The increase in interest expense has been related to higher interest rates on our debt. We are currently reviewing our financing arrangements and options in an attempt to decrease these rates and decrease our borrowing costs.
Our net loss was $25,575 during the current year third quarter compared with net income of $41,910 in the year ago quarter. Higher raw material costs and increased interest expenses at Industrial Products as well as increased health care costs are primarily the cause of the decline in the current year quarterly earnings when compared to the same quarter of the prior year. The year to date net loss totals $384,681 versus net income of $88,100 last year. We believe that the investments that we are making in our Marine segment, as well as improved processes in training in our Industrial Products segment, will lead to higher returns from those segments in future periods.

Item 2. Management’s Discussion and Analysis or Plan of Operation (Cont’d)
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $339,543 during the first nine months of the 2006 fiscal year compared with a use of $526,528 during the prior year period. The improvement in cash flows from operating activities in the current year is primarily due to an increase in the balance of accounts payable. As the company has invested in the Marine segment and other areas, our cash flow has weakened. As a result, our accounts payable balance has increased.
Cash used by investing activities year to date was $252,301 compared to $42,738 in the year ago period. The increase is due to purchases of equipment.
Net cash used by financing activities was $177,877 in the current year period versus $702,263 provided by financing activities last year. The cash flows from financing activities in the prior year are primarily due to an additional $300,000 in long term borrowings at Controls and the issuance and sale of an additional $350,000 of the common stock of the company in a private equity placement ($200,000 of which was for cash and $150,000 was the result of a conversion of debt to equity of the company).
On May 11, 2005 the company announced that it plans to re-enter the boat manufacturing business and would be building a line of boats for the 2006 model year. To finance the purchase and initial start up costs of the boat business, the company authorized the issuance and sale of common stock of the company and of five year Convertible Subordinated Debentures.
We are currently in the process of reviewing our financing arrangements to ascertain whether or not we can obtain higher lines of credit and lower borrowing costs.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”).
Objectives of Controls. Disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of June 4, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
a)	Exhibits

Exhibit 31.1 – Section 302 Certification of Principal Executive Officer

Exhibit 31.2 – Section 302 Certification of Principal Financial Officer

Exhibit 32.1 – Form 906 Certification

b)	Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended June 4, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY LEXINGTON, SC

Date: July 19, 2006	/s/ Raymond M. Trewhella

Raymond M. Trewhella
(CEO and Chairman of the Board,
Principal Executive Officer)

Date: July 19, 2006	/s/ Nathan G. Leaphart III, CPA

Nathan G. Leaphart III, CPA
(Corporate Controller & Chief Financial Officer,
Principal Financial Officer)