Form 10KSB
period 2006-08-31
GLASSMASTER CO
filed 2006-11-29
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended August 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
GLASSMASTER COMPANY
(Exact name of small business issuer as specified in its charter)

South Carolina	0-2331	57-0283724
(State or other jurisdiction of	(Commission	(IRS Employer
Incorporation of organization)	File Number)	Identification No.)

PO Box 788, Lexington, SC	29071
(Address of principal executive offices)	(Zip Code)
803-359-2594
Issuer’s Telephone Number, including area code
Securities registered pursuant to Section 12 (b) of the Exchange Act: None
Securities registered pursuant to Section 12 (g) of the Exchange Act:
Title of Class: Common Stock, par value $.03 per share
Indicate by an “X” whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by an “X” if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
State issuer’s revenues for its most recent fiscal year. $20,412,802
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $726,745 based on the average sales price of $0.75 per share on October 3, 2006.
The number of shares outstanding of the registrant’s common stock as of October 3, 2006 was 2,234,390 shares.
DOCUMENTS INCORPORATED BY REFERENCE
The information set forth under items 9, 10, 11, 12, and 14 of Part III of this report is incorporated by reference from the issuer’s definitive proxy statement for the 2007 annual meeting of stockholders that will be filed no later than December 31, 2006.

PART I
Item 1. Description of Business
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
The Company was founded in 1946 and incorporated under the laws of the State of South Carolina and over the years has been engaged in the manufacture of various products. During 1982 and 1983 the Company developed from within manufacturing facilities to produce extruded monofilaments. In 1988, the Company purchased the industrial controls business to further diversify and expand its line of industrial-related products, and Glassmaster Controls Company, Inc. was formed. In recent years, the Company has expanded its industrial related product offerings to include electronic test equipment. The Amtest line of test equipment was acquired by Glassmaster Controls Company, Inc. in October 1997. The company has internally developed the capability to provide contract manufacturing services that produce customized electronic products, including circuit boards utilizing surface mount and through-hole technologies. The addition of electronic capabilities gives the company the ability to provide its existing customer base with more complete product solutions as well as entice new customers by offering vertically integrated, mechanical and electronic contract manufacturing.
During 1998 and 1999 the Company developed and introduced the Glassmaster Composite Modular Building SystemTM, which is a t-slotted framework system used in a wide variety of industrial applications, including machine frames, guarding and enclosures, workstations and tables, and shelving for storage.
In July 2005 the Company formed Glassmaster Marine, LLC to acquire substantially all of the assets of Penn-Craft, LLC, a small independent boat manufacturer located in Dorchester, SC. During 2006 the Company began to manufacture and sell a line of fiberglass boats under the Glassmaster® name. See Note 15 of the Notes to Consolidated Financial Statements for more information related to this asset purchase.
There has been no bankruptcy, receivership, or similar proceedings against the company since its inception. During the last three years there has been no material acquisition or disposition of any significant amount of assets other than that described above or in the ordinary course of business. The accompanying consolidated financial statements report a loss during the fiscal year ended August 31, 2006, as well as current liabilities that exceed current assets. These factors raise substantial doubt about our ability to continue as a going concern. Our management has put into place a strategy to refinance our debt, improve our margins, and control other costs in order to return the company to profitability. We also are investigating other options, such as selling assets or business lines, or raising cash through a stock offering.
The Company’s common stock was first offered to the public in 1959 and currently is held by approximately 1,101 stockholders. The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board (symbol: GLMA.OB).
INDUSTRIAL PRODUCTS
The Company’s Monofilament Division extrudes monofilaments from nylon, polyester, polyolefin and other engineered resins for use in a wide array of markets and applications including textiles (sewing thread), lawn and garden care (trimmer line), recreational products (fish line), industrial weaving, and industrial filtration. Monofilament, as produced by the Company, begins with a thermoplastic resin that is processed through a melting device (extruder) and subsequently oriented to form single strand fibers of various diameters, tensile strengths and moduli. Specialized monofilaments for industrial applications are manufactured for use in other major industries including paper machine clothing for the paper industry and abrasive bristles for brushes used in metal and wood finishing. The Company markets its monofilament products primarily on a private brand basis, which are sold by in house sales efforts and commissioned sales representatives to original equipment manufacturers and distributors throughout North America, Europe, South America, and the Pacific Rim.

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
MARINE
The Company, through its wholly-owned subsidiary, Glassmaster Marine, LLC, located in Lexington, South Carolina, acquired substantially all of the assets of Penn-Craft, LLC, a small independent boat manufacturer located in Dorchester, SC during 2005. In 2006, the Company began to manufacture and sell a line of fiberglass center console boats ranging in size from 18 to 22 feet. All equipment and inventory of Marine was moved to the Company’s Lexington, SC facility during 2006 from the facility originally leased from Penn-Craft, LLC in Dorchester, SC. The Marine boat line is sold through a network of authorized retail dealers in the United States and is marketed under the Glassmaster® name. See Note 15 of the Notes to Consolidated Financial Statements for more information related to this asset purchase.
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
At August 31, 2006, the order backlog was $2,972,548 compared to $3,648,000 at August 31, 2005.
The Company has no full-time employees engaged in research and development activities; however, certain employees at each of the Company’s manufacturing locations spend a portion of their time in new product development and process improvement. Expenditures for research and development were $238,139 and $252,114 in the fiscal years ended August 31, 2006 and 2005, respectively.
No material effects have resulted from compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or any other regulations protecting the environment. The Company does not expect to make any material capital expenditures for environmental control facilities for the current or succeeding fiscal year.

The Company and its subsidiary furnished employment for approximately 175 persons at August 31, 2006 and 200 persons at August 31, 2005.
Item 1A. Risk Factors
You should carefully consider each of the risks described below, together with all of the other information contained in this Annual Report on Form 10-KSB, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results from operations could be materially and adversely affected and you could lose all or part of your investment.
Deterioration of industry conditions could harm our business and prospects. While we have a diversified plan that relies three different industries, deterioration in any of those three industries could have a negative impact on the company. Our planned growth in the marine segment could be affected by decreases in the general marine industry or in the market for bay boats similar to those produced by the company. Sales in the Industrial Products segment could be harmed by decreases in the industries that it serves, specifically the textile, trimmer line, or fishing line industries. The Controls and Electronics segment could be harmed by overall industry conditions in the heavy truck, equipment, or high-end vehicle industries.
A downturn in general economic conditions may adversely affect our results of operations. The strength and profitability of our business depends on the overall demand for the our products. Revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors. A recession or downturn in the general economy could result in fewer customers purchasing our products, which would adversely affect our results of operations.
Our dependence on, and the price and availability of, raw materials may adversely affect the company’s profits. We are exposed to fluctuations in market prices for commodities, such as nylon and energy. Since many of our raw materials are petroleum-based, the company is dependent upon stable petroleum prices. If we are unable to purchase the raw materials the company requires or are unable to pass on price increases to our customers, our future profitability may be adversely affected.
We purchase and sell internationally, which exposes us to the risks of doing business abroad. We have customers and vendors in a number of countries outside of the United States. The company’s foreign sales and purchases are subject to the risks normally associated with conducting business in foreign countries, including risks of downturns in the global economy or economies of nations in which we buy and sell; risks that war or natural disaster may cause an interruption in a vendor’s ability to supply or a customer’s ability to purchase; risks that changes in the value of the dollar could increase the cost of our products or cause our vendors to raise prices. We purchase credit insurance on foreign receivables to mitigate risks of non-payment from foreign customers.
We are subject on an ongoing basis to the risk of litigation arising in the ordinary course of business. Like other manufacturers, we are subject to various claims, including product liability claims, arising in the ordinary course of business. We may be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that the company will not experience any material product liability losses in the future or that the company will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for any liabilities that may ultimately be incurred or that it will continue to be available on terms acceptable to the company. A successful claim brought against us in excess of available insurance coverage or a requirement to participate in a product recall may have a materially adverse effect on our business.
We may be unable to obtain financing or have current loans called before their maturity. We are highly leveraged and have violated financial covenants for loans currently in place for the South Carolina operations. While we are confident that we will obtain new financing early in the second quarter of our fiscal year ended August 31, 2007, failure to do so could lead to further working capital shortages and the risk that the current financing arrangements may not be extended. Management has developed a plan for recovery if the new financing is not obtained.
We may be unable to recover new product development and testing costs, which could increase the cost of operating our business. Our business strategy emphasizes the development of new products and using our engineering expertise with a focus on niche products. Developing new products requires significant investment and capital expenditures. If we fail to develop new products that are appealing to our customers, or fail to develop products on time and within budgeted amounts, we may be unable to recover our product development and testing costs.
If we do not successfully manage our operating margins, our business can be negatively impacted. Our future operating results will depend on our ability to forecast revenues accurately and control expenses. While we can control certain internal factors, our future operating results can be adversely impacted by external factors, such as a slowing in demand for certain of our products. If there is an unexpected decline in revenues, which is not offset by a decrease in expenses, our business and operating results will be adversely affected.
We are subject to environmental, health and safety and employment laws and regulations and related compliance expenditures and liabilities. Like other manufacturers, we are also subject to a broad range of federal, state, local and foreign laws and requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with releases of hazardous substances at our facilities and offsite disposal locations, workplace safety and equal employment opportunities. Our policy is to comply with all applicable environmental, health and safety and other laws and regulations, and we believe it is currently in material compliance with all such applicable laws and regulations. These laws and regulations are constantly changing, and it is impossible to predict with accuracy the effect that changes to such laws and regulations may have on the company in the future. Like other industrial concerns, our manufacturing operations entail the risk of noncompliance, and there can be no assurance that we will not incur material costs or other liabilities as a result thereof. If unexpected obligations at our sites or more stringent environmental laws are imposed in the future, our future profitability may be adversely affected.
Item 2. Description of Properties
General corporate offices, the monofilament manufacturing facilities (Plant I & II), the Monofilament Division offices, the marine manufacturing facilities, and the composites manufacturing facilities are located at 126 Glassmaster Road in Lexington, South Carolina. The total facility is composed of 170,000 square feet, and is owned by the Company in fee simple.
Glassmaster Controls Co., Inc. operates its industrial controls and electronics business at 831 Cobb Ave. in Kalamazoo, Michigan. The total facility is composed of 109,000 square feet and is owned by the Company in fee simple.
The Company believes that facilities are adequate for the immediate future, and that the machinery and equipment used in these facilities are well maintained and in good operating condition. Estimated percentage utilization capacities during the year ended August 31, 2006 were as follows: Monofilament Plant — 65%; Marine Plant — 15%; Composites Plant — 10%; Controls Plant — 40%.
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
The table below sets forth the high and low closing price per share during each quarter in the last two years as quoted on the Over-the-Counter market Bulletin Board.

Quarter ending:	High	Low
August 31, 2004	$0.35	$0.30
December 1, 2004	0.43	0.30
March 2, 2005	0.85	0.43
June 1, 2005	1.35	0.53
August 31, 2005	3.00	1.15
December 4, 2005	2.20	1.10
March 5, 2006	1.70	1.06
June 4, 2006	1.12	0.77
August 31, 2006	0.96	0.53
Since September 1, 2006 and to the date of this report, the high and low closing price per share was $0.75 and $0.53, respectively.
There were 1,101 shareholders of record at October 3, 2006.
(1) No dividends have been declared or paid in the last three years.
(2) According to the terms of a financing agreement, the Company is restricted from paying cash dividends unless approved by the Company’s lending institutions.

PART II
Item 6. Management’s Discussion and Analysis
FORWARD-LOOKING STATEMENTS
In addition to historical information, certain sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to the Company’s capital resources and profitability. Forward-looking statements involve numerous risks and uncertainties. These statements can be identified by the use of the words “will,” “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect” or similar words. The Company’s business is often performed under fixed price contracts and the following factors, among others discussed herein, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: possible rises in the costs of materials used in the Company’s products, possible shortages in materials used in the Company’s products, and market demand and acceptance both for the Company’s products and its customers’ products which incorporate Company-made components. The success of the Company also depends upon the trends of the economy, including interest rates, energy costs, income tax laws, governmental regulation, legislation, population changes and those risk factors discussed elsewhere in this Form 10-KSB. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update forward-looking statements.
Executive Summary
We recognized a loss of $724,882 or $0.33 per share in the fiscal year ended August 31, 2006, compared with net income of $100,815 or $0.06 per share in the fiscal year ended August 31, 2005. The loss in the fiscal year ended August 31, 2006 is a result of margin compression within the Industrial Products segment, the start-up and first year losses sustained by the Marine segment, higher general and administrative costs, an increase in the reserve for bad debts, and higher interest costs.
Margin compression was mostly caused by increased material costs due to increases in the costs of petroleum, a lack of working capital during our fourth quarter, and higher than typical health insurance costs. Despite these factors, we made progress in implementing our long-term strategy to grow the Company around its three operating segments, Marine, Industrial Products, and Controls & Electronics. Our strategy is to profitably grow each of these segments into equal sizes and to grow revenues to $100 million.
During the year, we had three primary goals. First, the Marine segment began production and started building a dealer network. Second, we planned to increase margins by improving efficiency, particularly in the Industrial Products and Marine divisions. Third, we increased our focus on sales and marketing.
In starting the Marine segment, we experienced several delays that impacted sales and profitability. First, the move from the Dorchester facility was delayed while we completed the application and approval process for air permits for the Lexington, SC facility. Second, we were unable to purchase Yamaha engines for installation on our boats until the summer. Each manufacturer must be approved by Yamaha to purchase engines, and Yamaha was not accepting new manufacturers early in the Company’s fiscal year. Finally, with the facilities and engines in place, we began to build a dealer network. Substantially all of the sales from the Marine segment were during the final half of the year. While the segment recognized a loss from operations of $236,057 during the year, we believe that a foundation has been laid for the segment to reach profitability in coming years.
We saw a great deal of promise from our efforts to increase margins through better efficiency during the fiscal year, but these numbers do not particularly show up on the bottom line. We have been able to decrease staffing in some areas due to process improvements. In other areas, we have reduced waste and shortened set-up times. We believe that these efforts will lead to increased profits in future periods.
Our increased focus on sales and marketing was successful in a number of respects. First, the Marine segment has signed new dealers to sell our line of boats. Further, we saw increased sales from our other divisions. Overall, our sales increased from $18,248,270 to $20,412,802 from the fiscal year ended August 31, 2005 to 2006, respectively. This increase of approximately 12% was spread between all three segments, with the Industrial Products segment leading the way with sales increasing nearly $1 million. In addition to the increases that we saw during the past year, we see a brighter 2007 with several promising and already contracted customers promising increased revenues at strong margins.

The financing arrangements for the South Carolina operations (the marine and industrial products segments) are financed under agreements that will mature on January 31, 2007. We are currently negotiating with other financial partners and intend to complete a refinance transaction early in the second quarter of our fiscal year ended August 31, 2007. This refinance transaction will allow us to more effectively leverage our assets and provide us with the working capital necessary to grow our company. We anticipate a deal that will provide us with a long-term real estate loan of approximately $5.5 million with an amortization of 25-30 years. Further, we expect to place an asset-based line of credit with a new lender. We expect that each of these deals will carry interest rates near the prime rate.
Financial Condition
General. During the fourth quarter, we experienced a lack of working capital and high costs related to borrowings. Our accounts receivable and inventory levels are similar to the levels that existed in the last fiscal year. We have seen an increase in our accounts payable balance as our ability to pay vendors has been limited by a lack of working capital. This issue is expected to be addressed early in the second quarter of next fiscal year as we seek to refinance the loans of the South Carolina operations with other lenders.
Going concern. As we reported in the accompanying consolidated financial statements, we incurred a loss of $724,882, and as of August 31, 2006, our current liabilities exceeded our current assets. Our total liabilities of $11,550,752 exceed our total assets of $9,716,855 net of deferred tax assets of $1,885,078 by $1,833,897 as of August 31, 2006. Further, we are in violation of debt covenants related to net worth and cash flow coverage on the loans for the South Carolina operations. These factors raise substantial doubt about our ability to continue as a going concern. We are seeking a new financial partner to on better terms than those presently in place and expect to close a new financing package during the second quarter of the fiscal year ended August 31, 2007. Further, we expect to improve performance from the Marine segment as it increases the size of its dealer network. Also, we anticipate that improvements in efficiency and additional working capital for the Industrial Products segment should improve performance for that business line. We are also investigating other possible opportunities to raise cash, including, but not limited to, pursuing the sale of certain assets or business lines, pursuing affiliations with other companies, and raising equity through a stock offering. There can be no assurance that these activities will occur or successfully alleviate the substantial doubt about our ability to continue as a going concern.
Cash and cash equivalents. Cash and cash equivalents decreased by $29,318, year over year. This decrease is related, primarily, to timing of deposits and withdrawals to pay down our asset based line of credit. Additionally, we opened a certificate of deposit during the year as collateral for a letter of credit that was needed to purchase engines from Yamaha that are floor-planned by a financial institution. This certificate of deposit must remain in place for us to receive credit from the institution.
Accounts receivables. Accounts receivables decreased $294,786, due in part to lower sales from the Industrial Products division during the month of August. Sales were lower due to our inability to purchase raw materials necessary to fill our customer’s orders. During this time, our backlog remained strong, but our receivable base began to fall as new sales were not added as quickly. Also leading to the decrease in accounts receivables was an increase in the reserve for bad debt to $229,470 at August 31, 2006 from $115,626 at August 31, 2005. This increase was due to several large bankruptcies that affected the Controls segment. We believe that this reserve is adequate to cover future losses on the current receivables. Also, the accounts receivable has been split out between current and non-current assets. The current accounts receivable includes a reserve of $55,116 on a total of $2,465,642 in receivables. The non-current receivables consist of $239,049 in accounts receivable from customers who have declared bankruptcy. A reserve of $174,354 has been recorded for these debts.
Inventory. Inventories increased $322,814 to $3,846,592 at August 31, 2006. The increase is mostly due to an increase in finished goods related to the Marine segment. Inventory in the Marine segment was high as we built boats and purchased engines in anticipation of sales growth. The remainder of the Company saw lower inventory levels than in the prior year.
Property, plant, and equipment. Our property, plant, and equipment had a book value of $2,959,847 as of August 31, 2006. Additions during the year were mostly related to upfit for the marine business and an equipment addition for our Nybrad division. Recent appraisals of the property have shown the values to be significantly higher than the book values.
Accounts payable. Accounts payable increased during the year due to our lack of working capital and due to floor-planning of Yamaha engines with a financial institution. As of August 31, 2006, $307,571 of the total accounts payable of $3,148,991 is related to floor-planning of engines included in the Marine inventory. These engines are financed until a sale of the engine is made, at which time the lender must be paid.

Current and long term debt. Our current lending arrangements are described in detail in notes 5 and 6. We primarily utilize an asset based line of credit to provide the Company with working capital. During the fourth quarter, we were limited in obtaining working capital as the accounts receivable and inventory balances did not provide a sufficient borrowing base to fund the needs of the Company. We are currently negotiating with new lenders who we expect to refinance the loans for our South Carolina operations. These new lending arrangements are on better terms and with longer amortization schedules than the loans that the Company currently utilizes. We believe that these new loans will provide the Company with the working capital needed to grow our operations. The current loans for the South Carolina operations mature on January 31, 2007.
Results of Operations
General. We recognized a loss of $724,882 or $0.33 per share in the fiscal year ended August 31, 2006, compared with net income of $100,815 or $0.06 per share in the fiscal year ended August 31, 2005. Sales increased $2,164,532 to $20,412,802 during the fiscal year ended August 31, 2006, compared to $18,248,270 in the fiscal year ended August 31, 2005. Gross margin fell from 16% in the prior year to 12% in the fiscal year ended August 31, 2006.
Sales. Sales increased $2,164,532 to $20,412,802 during the fiscal year ended August 31, 2006, compared to $18,248,270. Sales increased in all three segments, with sales in the Industrial Products segment increasing nearly $1 million. Some of our sales are seasonal, particularly within the Industrial Products segment with trimmer line sales, leading to higher sales during our third quarter. The fourth quarter sales were down from our expected performance due to working capital constraints that led to material shortages. We expect that as these constraints ease during the 2007 fiscal year, that sales will increase. Sales from our Marine, Industrial Products, and Controls segments were $478,224, $13,442,131, and $6,492,447, respectively, during the fiscal year ended August 31, 2006. Sales from our Marine, Industrial Products, and Controls segments were $0, $12,480,175, and $5,768,095, respectively, during the fiscal year ended August 31, 2005.
Cost of sales. Gross margin decreased from 16% to 12% from the fiscal year 2005 to 2006. The decrease was due to several factors, including higher material costs, higher than typical health care costs, and a lack of working capital. Material costs increased during the year due to spikes in energy and petroleum costs. Many of our raw materials are petroleum-based, causing our margins to be highly dependent on stable petroleum prices. Petroleum costs have stabilized since the end of the year, and the company has re-priced its products in an effort to react to higher costs. We believe that we are better prepared to respond to increased costs in future years. Health care costs spiked during the year due to several individual claims. We utilize a self-insured plan and have several programs in place to avoid high costs. Despite these efforts, our health insurance claims rose from $423,630 to $644,938 from the prior year to the fiscal year ended August 31, 2006. This 52% increase lead to lower margins since some of the claims were for manufacturing employees, however, some of the costs are included in general and administrative expenses. Finally, working capital constraints lead to a lower margin in the fourth quarter as we were unable to procure raw materials in order to fill customer orders. Our fourth quarter margin of 5.69% caused significant losses during the quarter, which was the largest single factor in the overall loss during the year.
General, selling, and administrative. Selling and marketing expenses as a percentage of sales decreased to 4.4% from 4.7%. The total increase in selling and marketing expenses was outpaced by increases in sales. The increase of selling and marketing expense was due to the addition of the Marine efforts. The Marine segment had selling and marketing expenses of $82,306 as we reintroduced the Glassmaster boat line to dealers and consumers. We incurred expenses related to advertising, and salaries and commissions for our sales team. General and administrative expenses increased mostly due to an increase in headcount. During the fiscal year, a new general manager for the Industrial Products segment was added, the Marine segment added staff to operate the business, and the finance department added staff to compensate for the increased activity from the Marine segment. Further, corporate costs increased due to increased costs in the administration of the health insurance plan and higher bank fees.
Interest expense. Interest expense increased from $634,201 to $830,035, a 31% increase. Most of the increase is due to the increase in the Prime Rate, which increased from 6.5% to 8.25% during the year. While our refinance will help to decrease interest costs in the next year and in future years after that, we expect our interest costs to remain in this range as there are no projected decreases in the prime rate.

Marine Segment
The table below provides an overview of the results of operations for the Marine segment:

	For the years ended August 31,
	2006	2005	change
Sales	$478,224	$—	$478,224
Cost of sales	624,941	—	624,941

Gross profit (loss)	(146,717)	—	(146,717)
Marketing and selling	82,306	—	82,306
General and administrative	7,034	25,281	(18,247)

Total operating expenses	89,340	25,281	64,059

Loss from operations	$(236,057)	$(25,281)	$(210,776)

As a percentage of sales
Sales	100.00%	0.00%	100.00%
Cost of sales	130.68%	0.00%	130.68%

Gross profit (loss)	-30.68%	0.00%	-30.68%
Marketing and selling	17.21%	0.00%	17.21%
General and administrative	1.47%	0.00%	1.47%

Total operating expenses	18.68%	0.00%	18.68%

Loss from operations	-49.36%	0.00%	-49.36%

Losses from operations increased from $25,281 to $236,057 from the fiscal year ended August 31, 2005 to the fiscal year ended August 31, 2006. The loss for the year was due mostly to high costs while we prepared the segment for higher volume in future periods. The segment had a negative gross margin during the year while the total volume was not sufficient to account for the fixed costs of the segment. As sales and production volume increase in future periods the segment should move to profitability. Further, we expect that marketing and selling costs as a percentage of sales will moderate from the 17.21% recognized in 2006 back to a level more in line with that of the rest of the company. Initial marketing and selling costs are expected to be high as we enter the market and build a dealer network from the ground up. As we grow, we expect to primarily rely on a team of commissioned sales people to sell our boats and allow our employees to focus on design, efficiency, and new product development.

Industrial Products Segment
The table below provides an overview of the results of operations for the Industrial Products segment:

	For the years ended August 31,
	2006	2005	change
Sales	$13,442,131	$12,480,175	$961,956
Cost of sales	11,721,365	10,343,388	1,377,977

Gross profit	1,720,766	2,136,787	(416,021)
Marketing and selling	647,637	669,755	(22,118)
General and administrative	582,019	311,119	270,900

Total operating expenses	1,229,656	980,874	248,782

Income from operations	$491,110	$1,155,913	$(664,803)

As a percentage of sales
Sales	100.00%	100.00%	0.00%
Cost of sales	87.20%	82.88%	4.32%

Gross profit	12.80%	17.12%	-4.32%
Marketing and selling	4.82%	5.37%	-0.55%
General and administrative	4.33%	2.49%	1.84%

Total operating expenses	9.15%	7.86%	1.29%

Income from operations	3.65%	9.26%	-5.61%

Sales increased nearly $1 million in the Industrial Products segment. Despite the increase in sales, the segment saw its income from operations fall from $1,155,913 to $491,110, a decrease of $664,803. The decrease was due to lower margins and higher general and administrative expenses. Gross margins fell from 17.1% to 12.8% from the 2005 to 2006 fiscal years. The lower margins were due to several factors discussed earlier in this discussion and analysis, such as higher material costs and a lack of working capital during the fourth quarter. The segment also suffered the effects of an electrical outage in November and December that lead to high scrap, delayed sales, and idle labor costs over a period of two weeks. During the year, scrap costs increased from $634,141 to $978,310. This increase was a significant part of the decrease in margins. The higher levels of scrap were caused by the November and December shutdowns, and due to the working capital constraints during the fourth quarter. When the manufacturing processes are constrained by the company’s ability to purchase materials, higher scrap levels are caused by starts and stops in the equipment usage. The higher general and administrative expenses were mostly due to two factors, higher headcount and higher insurance costs. Payroll and health insurance costs increased by approximately $65,000 and $115,000, respectively. Further, occupancy and maintenance costs increased over the prior year. The segment expects to increase sales again in 2007 by a significant amount. Overall, a projected 20% increase in sales is planned, and we intend to increase margins above historical levels to return the Company to profitability.

Controls and Electronics Segment
The table below provides an overview of the results of operations for the Controls and Electronics segment:

	For the years ended August 31,
	2006	2005	change
Sales	$6,492,447	$5,768,095	$724,352
Cost of sales	5,614,231	4,980,194	634,037

Gross profit	878,216	787,901	90,315
Marketing and selling	177,376	184,544	(7,168)
General and administrative	453,818	386,102	67,716

Total operating expenses	631,194	570,646	60,548

Income from operations	$247,022	$217,255	$29,767

As a percentage of sales
Sales	100.00%	100.00%	0.00%
Cost of sales	86.47%	86.34%	0.13%

Gross profit	13.53%	13.66%	-0.13%
Marketing and selling	2.73%	3.20%	-0.47%
General and administrative	6.99%	6.69%	0.30%

Total operating expenses	9.72%	9.89%	-0.17%

Income from operations	3.80%	3.77%	0.04%

Income from operations for the Controls and Electronics segment increased from $217,255 to $247,022 from the prior year to the current year. Sales increased 13% to $6,492,447 while margins remained relatively steady at 13.53% compared with 13.66% in the prior year. Marketing and selling expenses remained relatively steady. The income from operations was impacted, however, by higher health insurance costs that decreased margins. Also, the segment saw increased costs related to accounts receivable as the reserve for bad debts was increased due the bankruptcy of a large customer. During the current fiscal year, approximately $80,000 was recorded in bad debt reserves for the segment and a portion of the segments accounts receivable was reclassified as non-current. While the segment serves the automotive sector, which has experienced an economic slowdown in recent years, it has increased sales by focusing on servicing niche markets and through product development.
Liquidity and Capital Resources
Cash provided by (used for) operating activities was $433,753 this fiscal year compared with ($324,729) during the prior year. The primary reason for the increase in cash provided by operations was the increase in accounts payable from the prior year. The accounts payable balance has increased due to working capital constraints that has lead to slower payment of payable and due to floor-planning of engines that were purchased from Yamaha. These engines are not paid for until they are sold to one of our customers. Other factors in our cash provided from operations were the decrease in accounts receivable of $207,786 and the increase in inventory of $322,814.
Cash used for investing activities was $321,592 this year versus $578,526 last year. The biggest portion of the current year’s investing activities was the purchase of fixed assets totaling $271,592. The fixed assets purchases were made to upfit the Lexington facility to begin boat production and the purchase new equipment to decrease scrap for the Nybrad product line, among other smaller purchases. The prior year cash used for investing activities was primarily due to the purchase of the assets of Penn Craft, LLC by Glassmaster Marine, LLC (see Note 15 of the Notes to Consolidated Financial Statements) and manufacturing equipment that was acquired at lease termination by both Monofilament and Controls.
Cash provided by (used for) financing activities was ($141,479) in the current year compared to $1,050,385 in the prior fiscal year. During the current year, cash used for financing activities was primarily used to paydown debt balances as the asset-based line of credit balances decreased due to decreases in the amount of collateral pledged. The prior year cash provided by financing activities was due mostly to the company authorization of the private sale of up to 1,000,000 shares of the company’s common stock at a price of $1.00 per share and the issuance of an additional $500,000 in Subordinated Convertible Debentures that will bear interest at the rate of prime plus 2% and that can be converted into the common stock of the corporation at $1.50 per share after three years and at $2.00 per share after five years. The board of directors also allowed the conversion of existing Subordinated Convertible Debentures that were due to mature on December 31, 2005 into the common stock of the company at a price of $1.00 per share. A total of 549,000 shares at $1.00 per share were issued as a result of this private placement ($399,000 of which was for cash, $100,000 was the result of a conversion of existing debentures, and $50,000 the result of the conversion of an existing related party note payable into common stock). A total of $200,000 of the existing debentures was converted into new debentures. The net cash proceeds realized from the private placement of both the common stock and subordinated convertible debentures was primarily used to organize Glassmaster Marine, LLC and fund the purchase of the assets of Penn Craft, LLC.
The Company funds its operations and long term capital requirements primarily through financing agreements with its primary banking institutions. These agreements currently provide for revolving working capital lines of credit and long term equipment and real estate financing for the company’s industrial products segment in South Carolina and its controls and electronics segment in Michigan (through its wholly owned subsidiary, Glassmaster Controls Company, Inc.). We are currently seeking to refinance these loans and anticipate that this will take place early in the second quarter.
In South Carolina, indebtedness outstanding as of August 31, 2006 subject to the loan agreements include $1,970,991 under the Revolving Working Capital Credit Line (total line of $2.5 Million) and $3,7774,608 under an Equipment and Real Estate Term Loan. These credit lines originally had a due date of November 30, 2006 but were refinanced on November 16, 2006 and currently have a due date of January 31, 2007.
In Michigan, indebtedness outstanding as of August 31, 2006 subject to the applicable loan agreement included $822,581 under the Working Capital Revolver (total line of $1,150,000) and $580,853 under the Equipment and Real Estate Term Loans. The revolver is currently scheduled to mature in December 2006. The company currently expects these credit agreements to also be renewed.
2006 was a year of investment for future profitable growth. Starting the marine division and investing in lean initiatives for the entire company are two key building blocks for our strategic growth plan. We believe that these initiatives will lead to better cash flow from operations, while new financing will provide us with additional working capital as we continue to build on our strategic grow plan. We believe that these items will provide our working capital needs in the coming year.

Item 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Glassmaster Company, Inc. and Subsidiaries
Lexington, South Carolina
     We have audited the accompanying consolidated balance sheets of Glassmaster Company, Inc. and Subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Glassmaster Company, Inc. and Subsidiaries as of August 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recognized a loss from operations during the past fiscal year and its current liabilities exceed its current assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis, LLC

November 27, 2006
Columbia, South Carolina

Glassmaster Company Inc., and Subsidiaries
Consolidated Balance Sheets

	August 31, 2006	August 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$248,708	$278,026
Certificate of deposit	50,769	—
Accounts receivable, trade (net of reserve)	2,410,526	2,770,007
Inventories (net of reserve)	3,846,592	3,523,778
Prepaid expenses & other current assets	95,718	111,743
Deferred income taxes, current	78,846	39,899

Total Current Assets	6,731,159	6,723,453

Property, plant, and equipment, net	2,959,847	3,014,207
Deferred tax assets, non-current	1,806,232	1,399,665
Accounts receivable, non-current (net of reserve)	64,695	—
Other assets	40,000	—

Total Assets	$11,601,933	$11,137,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving lines of credit	$2,743,572	$3,055,211
Notes and convertible debentures payable, current	4,560,495	798,550
Accounts payable	3,148,991	1,932,010
Accrued expenses	198,010	152,778

Total Current Liabilities	10,651,068	5,938,549

Other Liabilities
Notes and convertible debentures payable, long term	899,684	4,465,213

Total Liabilities	11,550,752	10,403,762

Stockholders’ Equity
Capital stock, 5,000,000 shares authorized $0.03 Par, 2,234,390 and 2,192,390 shares issued and outstanding at August 31, 2006 and August 31, 2005, respectively	67,032	65,772
Paid-in capital	1,941,229	1,899,989
Donated capital	124,210	124,210
Retained deficit	(2,081,290)	(1,356,408)

Total Stockholders’ Equity	51,181	733,563

Total Liabilities and Stockholders’ Equity	$11,601,933	$11,137,325

The notes to consolidated financial statements are an integral part of this statement.

Glassmaster Company Inc., and Subsidiaries
Consolidated Statements of Operations

	For the fiscal years ended,
	August 31, 2006	August 31, 2005
Sales	$20,412,802	$18,248,270
Cost of sales	17,960,537	15,323,582

Gross profit	2,452,265	2,924,688

Operating expenses
Marketing and selling	907,319	854,299
General and administrative	1,885,307	1,333,096

Total operating expenses	2,792,626	2,187,395

Income (loss) from operations	(340,361)	737,293

Interest expense	830,035	634,201

Income (loss) before taxes	(1,170,396)	103,092

Income tax benefit (expense)	445,514	(2,277)

Net income (loss)	$(724,882)	$100,815

Net income (loss) per common share (Basic and Diluted)	$(0.33)	$0.06

Weighted average shares outstanding	2,197,722	1,758,428

The notes to consolidated financial statements are an integral part of this statement.

Glassmaster Company Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the fiscal years ended August 31, 2006 And 2005

						Total
	Capital Stock		Paid-in	Donated	Retained	stockholders’
	Shares	Amount	capital	capital	deficit	equity
BALANCE, SEPTEMBER 1, 2004	1,643,390	$49,302	$1,367,459	$124,210	$(1,457,223)	$83,748

Issuances of common stock	549,000	16,470	532,530	—	—	549,000
Net income	—	—	—	—	100,815	100,815

BALANCE, AUGUST 31, 2005	2,192,390	65,772	1,899,989	124,210	(1,356,408)	733,563

Issuances of common stock	42,000	1,260	41,240	—	—	42,500
Net loss	—	—	—	—	(724,882)	(724,882)

BALANCE, AUGUST 31, 2006	2,234,390	$67,032	$1,941,229	$124,210	$(2,081,290)	$51,181

The notes to consolidated financial statements are an integral part of this statement.

Glassmaster Company Inc., and Subsidiaries
Consolidated Statements of Cash Flows

	For the fiscal years ended
	August 31, 2006	August 31, 2005
Cash flows from operating activities:
Net income (loss)	$(724,882)	$100,815
Adjustments to reconcile net income (loss) to net cash provided from (used by) operations Depreciation and amortization	354,708	438,479
Bad debt expense (recovery)	105,526	(13,632)
Deferred income taxes	(445,514)	2,277
Changes in operating assets and liabilities:
Accounts receivable	189,260	(383,946)
Inventories	(322,814)	(622,057)
Prepaid expenses & other assets	15,256	14,125
Accounts payable	1,216,981	195,067
Accrued expenses	45,232	(55,857)

Net cash provided from (used by) operating activities	433,753	(324,729)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(271,592)	(593,526)
Purchase of certificate of deposit	(50,000)	—
Collection of deposits	—	15,000

Net cash used by investing activities	(321,592)	(578,526)

Cash flows from financing activities
Proceeds from sale of common stock	42,500	399,000
Cash payments for deferred charges	(68,756)	(24,613)
Proceeds from issuance of short-term debt	462,129	115,065
Proceeds from issuance of long-term debt	300,000	530,121
Principal payments on short-term debt	(230,283)	(93,575)
Principal payments on long-term debt	(335,430)	(324,702)
Net borrowings (repayments) on lines of credit	(311,639)	449,089

Net cash provided from (used by) financing activities	(141,479)	1,050,385

Net increase (decrease) in cash and cash equivalents	(29,318)	147,130

Cash and cash equivalents at beginning of period	278,026	130,896

Cash and cash equivalents at end of period	$248,708	$278,026

Supplemental cash flow information
Cash paid for interest	$860,679	$662,228
Non cash financing activity:
Conversion of debt to common stock	$—	$150,000
Refinanced debt	$110,000	$649,879
The notes to consolidated financial statements are an integral part of this statement.

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
Principles of consolidation
The consolidated financial statements for the years ended August 31, 2006 and 2005 include the accounts of Glassmaster, Controls and Marine. Controls was organized and incorporated under the laws of the State of Michigan, on October 28, 1988. Marine was organized under the laws of the State of South Carolina, on July 20, 2005. All material intercompany transactions have been eliminated.
Going concern
As reported in the accompanying consolidated financial statements, the Company incurred a loss of $724,882, and as of August 31, 2006, the Company’s current liabilities exceeded its current assets. Its total liabilities of $11,550,752 exceed its total assets of $9,716,855 net of deferred tax assets of $1,885,078 by $1,833,897 as of August 31, 2006. Further, the Company is in violation of debt covenants related to net worth and cash flow coverage on the loans for the South Carolina operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking a new financial partner to lend to the Company and expects to close a new financing package during the second quarter of the fiscal year ended August 31, 2007. Further, the Company expects to improve performance from its Marine segment as it increases the size of its dealer network. Also, management anticipates that improvements in efficiency and additional working capital for the Industrial Products segment should improve performance for this business line. The Company is also investigating other possible opportunities to raise cash, including, but not limited to, pursuing the sale of certain assets or business lines, pursuing affiliations with other companies, and raising equity through a stock offering. There can be no assurance that these activities will occur or successfully alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
Certificate of deposit
The Company purchased a certificate of deposit during the year as collateral for a letter of credit used to obtain floor-planning on purchased engines. The certificate of deposit carries an interest rate of 4.26% and a term of 214 days. The Company intends to renew the certificate of deposit upon maturity.

Other assets
Other assets consist primarily of capitalized loan costs that are amortized over the life of the loan.
Accounts receivable and allowances
The Company extends credit to customers generally without requiring collateral. The Company provides an allowance for losses on trade receivables based on general economic and financial issues in the economy and a review of historical and subsequent payment activity. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $229,470 and $115,626 at August 31, 2006 and 2005, respectively.
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

Buildings	30 — 40 years
Furniture and fixtures	5 — 7 years
Automotive equipment	3 — 5 years
Plant equipment	7 — 10 years
Tooling and dies	3 — 5 years
The Company periodically reviews its property, plant and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment of Long Lived Assets to determine if its carrying costs will be recovered from future operating cash flows. The assessment considers factors such as business trends, prospects and market conditions.
Revenue recognition
The Company recognizes revenue from product sales upon shipment to its customers.
Accounts payable
The Company’s accounts payable includes amounts payable to a financial institution for engines purchased using a floor-plan agreement. This agreement allows the Company to pay for engines upon the sale of the engine to a dealer. For a period of time, no interest is paid. After the free period is complete, interest is paid at the prime rate plus 3% until the 181st day, at which time interest is payable at the prime rate plus 7%. As of August 31, 2006 there was a balance of $307,571 related to this agreement.
Net income (loss) per common share
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
Start-up costs
In accordance with SOP 98-5 Reporting on the Costs of Start-Up Activities, the Company has expensed all start-up costs associated with Marine. Certain fixed assets associated with Marine were not in service as of August 31, 2005 and therefore, no depreciation expense was recognized during the fiscal year ended August 31, 2005 for those assets.

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
SFAS No. 123r, Share-Based Payment, requires the Company to disclose pro forma information regarding option grants made to its employees and board of directors. These amounts have not been reflected in the Company’s consolidated statement of operations, because APB No. 25 specifies that no compensation charge arises when the price of the employees’ stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company’s employees and board of directors.
SFAS No. 123r pro forma amounts are as follows for the years ended August 31, 2006 and 2005:

		2006	2005
Net income (loss) as reported		$(724,882)	$100,815
Less:	Total stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax effects	(1,460)	(1,460)

Pro forma net income (loss)		$(726,342)	$99,355

Pro forma basic and diluted income (loss) per share		$(0.33)	$0.06

Basic and diluted income (loss) per share as reported		$(0.33)	$0.06

Under SFAS No. 123r, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the options issued August 3, 2001, the following weighted average assumptions were used: risk-free interest rate based on date of issuance 3.47%, no expected dividends, a volatility factor of 307.77, an expected life of the options of 10 years, and expected vesting of the options at 65%. Using these assumptions, the total value of stock options and rights to receive stock granted in 2001 was $22,123.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.
Income taxes
Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes which requires that income taxes be provided for using the liability method. Management recorded a valuation allowance against a portion of the state loss carry-forwards that was reversed in the fiscal year ended August 31, 2006 after an examination of the recoverability of the carry-forward based upon the value of assets owned by the Company.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $32,314 and $22,348 for the years ended August 31, 2006 and 2005, respectively.
Research and development
Research and development costs are charged to expense as incurred. The costs incurred for the years ended August 31, 2006 and 2005 were $238,139 and $252,114, respectively. Those costs have generally been charged to cost of goods sold.

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
Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. In the normal course of business, the Company extends credit to certain customers. Management performs initial and ongoing credit evaluations on their customers and generally does not require collateral. The Company purchases credit insurance on foreign receivables to mitigate the risks of selling overseas.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial position, results of operations or cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there will be no impact to the financial statements upon the adoption of this bulletin.
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed the process of evaluating the impact that will result from adopting FIN 48 and therefore is unable to disclose the impact that adopting FIN 48 will have on its financial position and results of operations when such statement is adopted.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations or retained deficit.
NOTE 2 — CONCENTRATION OF CREDIT RISK
Revenues from one customer of the Controls and Electronics segment represented $938,194 and $856,391 of the Company’s consolidated revenues for the years ended August 31, 2006 and 2005, respectively. Revenues from one customer of the Industrial Products segment represented $2,308,370 and $1,966,226 of the Company’s consolidated revenues for the years ended August 31, 2006 and 2005, respectively. Another customer of the Industrial Products segment represented $1,077,109 and $738,510 of the Company’s consolidated revenues for the years ended August 31, 2006 and 2005, respectively. As of August 31, 2006, one customer of the Industrial Products segment accounts for $270,986 of the Company’s account receivable.
NOTE 3 — INVENTORIES
Inventories as reported on the balance sheets are classified below:

	August 31, 2006	August 31, 2005
Materials	$2,409,327	$2,447,324
Work in process	420,640	412,381
Finished products	1,126,625	802,096
Reserve for excess and obsolete inventories	(110,000)	(138,023)

	$3,846,592	$3,523,778

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
The provision for depreciation charged against income for the fiscal years ended August 31, 2006 and 2005, totaled $325,952 and $403,256, respectively.

	August 31, 2006	August 31, 2005
Land	$155,774	$155,774
Buildings	3,188,479	3,180,081
Furniture and fixtures	515,531	187,046
Automotive equipment	151,689	151,689
Plant equipment	7,865,172	7,928,914
Tooling and dies	1,262,424	1,243,973
Impairment reserve	(100,000)	(100,000)

Total	13,039,069	12,747,477
Accumulated depreciation	(10,079,222)	(9,733,270)

Property, plant and equipment, net	$2,959,847	$3,014,207

NOTE 5 — REVOLVING LINES OF CREDIT
Substantially all inventories and customer receivables are pledged as collateral to provide the Company with two revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for Controls. The line of credit for the Company requires monthly interest payments at prime (8.25% at August 31, 2006) plus 3.0%. The line of credit for Controls requires monthly interest payments at prime plus 0.5%. The balances of the lines for the Company and Controls as of August 31, 2006 were $1,970,991 and $772,581, respectively, and the balances as of August 31, 2005 were $2,152,394 and $902,817, respectively. These credit agreements are subject to renegotiation and renewal and will expire January 31, 2007 and December 31, 2006 for the Company and Controls, respectively. As of August 31, 2006, the amount available under these lines was $62,458 and $175,725.
Special provisions of the loan agreements restrict payment of cash dividends without the consent of the Company’s lenders. As stated in Note 1, financial covenants related to net worth and cash flow coverage have been violated on the loans for the Company. Due to these violations, the line of credit is callable at the option of the lender. As of the date of this report, that option has not been exercised. On November 16, 2006, the line of credit was extended to the current maturity date of January 31, 2007.

NOTE 6 — NOTES AND CONVERTIBLE DEBENTURES PAYABLE
Notes and debentures payable consist of the following:

	August 31, 2006	August 31, 2005
Mortgage loan payable to a financial institution with monthly payments of accrued interest at prime plus 3.0% with the remaining principal and accrued interest due January 31, 2007.	$3,774,608	$3,726,608

Mortgage loan payable to a financial institution, in monthly principal installments of $5,000 plus accrued interest at LIBOR plus 2.5% with the remaining principal and unpaid accrued interest due March 2010.	415,000	475,000

Installment loan payable to a financial institution in monthly installments of $5,871 including interest at prime plus 0.5% with the remaining principal and unpaid accrued interest due February 2009.	165,853	222,298

Debentures to a related party with annual payments of accrued interest at 10.5% due December 2005 in one installment of principal and unpaid accrued interest.	—	110,000

Convertible debentures to related parties with annual payments of accrued interest at prime plus 2.0% due from May — August 2010 in one installment of principal and unpaid accrued interest.	430,000	430,000

Note payable to a financial institution due in one installment of $100,000 plus any accrued interest at prime plus 2.0% due on November 30, 2006	100,000	—

Notes payable to related parties with semi-annual payments of accrued interest ranging from 8.25% - 10% due from September 2006 through June 2008 in one installment of principal and unpaid accrued interest.	519,574	282,971

Various installment notes and capital leases with maturities ranging from January 2007 to November 2009 used to finance insurance and equipment purchases.	55,144	16,886

	5,460,179	5,263,763
Less current portion	4,560,495	798,550

	$899,684	$4,465,213

Substantially all property, plant and equipment are pledged as collateral for the above scheduled borrowings. The prime interest rate was 8.25% and 6.5% at August 31, 2006 and 2005 respectively. As stated in Note 1, financial covenants related to net worth and cash flow coverage have been violated on the loans for the Company. These loans include the mortgage loan payable in the amount of $3,774,608 and a note payable in the amount of $100,000. Due to these violations, the notes are callable at the option of the lender. As of the date of this report, that option has not been exercised. On November 16, 2006, these loans were extended to the current maturity date of January 31, 2007.
The principal payments on the notes and debentures payable over the next five years as of August 31, 2006 are as follows:

2007	$4,560,495
2008	163,055
2009	70,375
2010	666,254
2011	—
Thereafter	—

Total	$5,460,179

As of August 31, 2006, the Company’s convertible debentures consist of six debentures totaling $430,000. The convertible debentures allow the holder to exchange the principal for a fixed number of the Company’s shares of common stock at $1.50 per share after three years and $2.00 per share after five years. There are no other circumstances or contingencies under which the debentures can be converted. All of the debentures were issued between May and August of 2005.
NOTE 7 — RELATED PARTY TRANSACTIONS
Interest expense for related party obligations was $90,854 and $63,362 for the years ended August 31, 2006 and 2005, respectively. Accrued interest payable to related parties was $0 and $3,592 as of August 31, 2006 and 2005, respectively. The interest paid to related parties arises from convertible subordinated debentures and notes payable issued to these related parties as described in note 6.
NOTE 8 — INCOME TAXES
Components of the (provision) benefit for income taxes on continuing operations are shown below for the years ended August 31:

	2006		2005
	Current	Deferred	Current	Deferred

Federal	$—	$357,655	$—	$(35,058)
State	—	87,859	—	32,781

	$—	$445,514	$—	$(2,277)

For South Carolina tax purposes a net operating loss carry-forward of $6,619,070 is available for offset against future taxable income. The carry-forward will expire at various years through the year ended August 31, 2026. For federal tax purposes, the Company reported a taxable loss of $977,066 and taxable income of $235,809 for the years ended August 31, 2006 and 2005, respectively. The Company has federal net operating loss carry-forwards of $5,039,371 available for offset against future taxable income and will expire at various years through the year ended August 31, 2026.

The net operating loss (“NOL”) carry-forwards expire on the dates as follows:

	State NOL	Federal NOL
	Carry-forward	Carry-forward
August 31, 2012	$63,942	$—
August 31, 2018	148,846	—
August 31, 2019	2,045,931	1,012,031
August 31, 2020	986,256	958,772
August 31, 2021	1,168,626	1,592,105
August 31, 2022	492,498	470,984
August 31, 2023	212,422	27,372
August 31, 2024	243,003	1,041
August 31, 2026	1,257,546	977,066

	$6,619,070	$5,039,371

For income tax reporting, an Alternative Minimum Tax credit of $28,697 is indefinitely available to reduce future regular taxes. For financial statement reporting, the credit has been recognized as a deferred tax asset.
The deferred tax assets and liabilities consisted of the following components as of August 31:

	2006	2005
Deferred tax assets relating to:
Allowance for doubtful accounts	$78,846	$39,899
Alternative minimum tax credit	28,697	28,697
Inventory and equipment valuation reserves	78,330	88,518
Valuation allowance	—	(24,818)
Federal and state NOL carry-forwards	1,926,988	1,566,508
Deferred tax liabilities relating to:
Property and equipment	(227,783)	(259,240)

Net deferred tax asset	$1,885,078	$1,439,564

The components giving rise to the deferred tax assets and liabilities described above have been included in the accompanying balance sheet as of August 31, as follows:

	2006	2005
Current deferred taxes	$78,846	$39,899
Non-current deferred taxes	1,806,232	1,399,665
Utilization of the deferred tax asset of $1,885,078 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. The Company’s primary plan is to utilize the deferred tax assets on future income from operations. In addition, the Company estimates the market value of the Company’s assets, if realized in a sales transaction, would generate gains in excess of the net operating loss carry-forwards. Management believes that it is likely that these net operating loss carry-forwards will be utilized in the normal course of business.

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Years ended August 31,
	2006		2005
Income tax at statutory rate	$397,935	34.0%	$(36,082)	-34.0%
State tax, net of federal benefit	63,327	5.0%	(5,155)	-5.0%
Valuation Allowance	24,818	2.3%	30,793	29.9%
Other, net	(40,566)	-3.7%	8,167	7.9%

Income tax expense	$445,514	37.6%	$(2,277)	-1.2%

NOTE 9 — LEASES
From time to time, the Company leases manufacturing and office equipment under operating leases. In the normal course of business, operating leases are generally renewed or replaced by other leases. As of August 31, 2006, there were no non-cancelable operating leases.
Total rent expense under operating leases was $11,736 and $45,493 for the years ended August 31, 2006 and 2005, respectively.
NOTE 10 — STOCK OPTIONS
The Company has an incentive stock option plan. Under the plan the Company may grant options for up to 260,000 shares of common stock. Options granted under the plan become exercisable at varying percentages from date of grant through expiration, either at termination of employment or ten years after date of grant. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The exercise price for the options is $0.85.
Following is a summary of the activity of the incentive stock options for the years ended August 31, 2006 and 2005:

	2006		2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding beginning of year	54,500	$0.85	54,500	$0.85
Granted	—		—
Forfeited	—		—

Outstanding end of year	54,500	$0.85	54,500	$0.85

Following is a summary of the status of the incentive options outstanding at August 31, 2006:

Outstanding Options				Exercisable Options
Weighted
		Average	Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price
$.85	54,500	5 years	$.85	54,500	$.85
NOTE 11 — EARNINGS PER SHARE
The weighted average number of shares used in the computation of basic and diluted income (loss) per common share was 2,197,722 and 1,758,428 in 2006 and 2005, respectively. Options on 54,500 shares of common stock as of August 31, 2006 and 2005 were not included in computing diluted earnings per share because their effects were antidilutive.

			Net income
	Net income		(loss)
	(loss)	Shares	Per share
	(numerator)	(denominator)	amount
Year ended August 31, 2006
Basic	$(724,882)	2,197,722	$(0.33)
Effect of dilutive securities—options to purchase common shares	—	—	—

Diluted	$(724,882)	2,197,722	$(0.33)

Year ended August 31, 2005
Basic	$100,815	1,758,428	$0.06
Effect of dilutive securities—options to purchase common shares	—	—	—

Diluted	$100,815	1,758,428	$0.06

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
There were no contributions charged to expense for the years ended August 31, 2006 and 2005.

NOTE 13 — BUSINESS SEGMENTS
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

	Year ended August 31, 2006
			Controls &	Corporate Overhead
	Marine	Industrial Products	Electronics	& Other	Consolidated
Sales	$478,224	$13,442,131	$6,492,447	$—	$20,412,802
Cost of sales	624,941	11,721,365	5,614,231	—	17,960,537

Gross profit (loss)	(146,717)	1,720,766	878,216	—	2,452,265
Marketing and selling	82,306	647,637	177,376	—	907,319
General and administrative	7,034	582,019	453,818	842,436	1,885,307

Total operating expenses	89,340	1,229,656	631,194	842,436	2,792,626
Income (loss) from operations	(236,057)	491,110	247,022	(842,436)	(340,361)

Interest expense	—	—	—	830,035	830,035
Provision for income taxes	—	—	—	445,514	445,514

Net income (loss)	$(236,057)	$491,110	$247,022	$(1,226,957)	$(724,882)

Total assets	$1,473,075	$4,185,371	$3,975,463	$1,968,024	$11,601,933

Gross profit %	-30.7%	12.8%	13.5%		12.0%

	Year ended August 31, 2005
			Controls &	Corporate Overhead
	Marine	Industrial Products	Electronics	& Other	Consolidated
Sales	$—	$12,480,175	$5,768,095	$—	$18,248,270
Cost of sales	—	10,343,388	4,980,194	—	15,323,582

Gross profit	—	2,136,787	787,901	—	2,924,688
Marketing and selling	—	669,755	184,544	—	854,299
General and administrative	25,281	311,119	386,102	610,594	1,333,096

Total operating expenses	25,281	980,874	570,646	610,594	2,187,395
Income (loss) from operations	(25,281)	1,155,913	217,255	(610,594)	737,293

Interest expense	—	—	—	634,201	634,201
Provision for income taxes	—	—	—	(2,277)	(2,277)

Net income (loss)	$(25,281)	$1,155,913	$217,255	$(1,247,072)	$100,815

Total assets	$641,647	$4,469,333	$4,057,374	$1,968,971	$11,137,325

Gross profit %		17.1%	13.7%		16.0%

Geographic Information

	As of and for the year ended August 31, 2006
		Total	Property, Plant
	Revenues	Assets	and Equipment
United States	$18,552,862	$11,601,933	$2,959,847
Other foreign countries	1,859,940	—	—

	As of and for the year ended August 31, 2005
		Total	Property, Plant
	Revenues	Assets	and Equipment
United States	$16,107,213	$11,137,325	$3,014,207
Other foreign countries	2,141,057	—	—
     Revenues in the above schedule are attributed to countries based on the location of the customer.
NOTE 14 — IMPAIRMENT OF ASSETS
In past years, the Company assessed the recoverability of the carrying value of certain assets related to it composites lines which resulted in a writedown of those assets. These inventories are slow-moving and the segment has had little activity during the past two fiscal years. During the year ended August 31, 2006, management again assessed the value of these assets in conjunction with a review of the future prospects of the business and an appraisal performed by a third-party. There was no additional writedown during the fiscal year ended August 31, 2006 and 2005.
Management also performed an analysis of other lines of business to determine if any impairment existed. Based upon this review, management determined that no other impairment existed.
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
Item 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared.
The Company’s management is aware, however, that there is a lack of segregation of duties due to the small number of employees of the Company dealing with general administrative and financial matters. However, the Company’s management has decided that due to the close oversight of management, the experience of those in key positions, and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not at this time justify the expenses associated with such increases.
Changes in Internal Control over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during fiscal 2006, other than the retirement and replacement of the Company’s Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 8B. Other Information
None to Report.
PART III
Items 9, 10, 11, and 12. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and Certain Relationships and Related Transactions, and Director Independence.
Information for items 9-12 of this report appears in the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on January 19, 2007 and is incorporated herein by reference.

Item 13. Exhibits
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-B)
Exhibit Index

Exhibit No.	Exhibit	Sequential Page No.

3.1	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the company, filed as Exhibit 3.2 to Form 10-K for the year ended August 31, 1991 and incorporated herein by reference.

10	Amended and restated Glassmaster Company 1992 Incentive Stock Option Plan, filed as exhibit 10 to Form 10-KSB for the year ended August 31, 1993 and incorporated herein by reference.

10.1	Form of Subordinated Convertible Debenture agreement	36

21	Subsidiaries of the Company.	39

31.1	Section 302 Certification of Principal Executive Officer	40

31.2	Section 302 Certification of Principal Financial Officer	41

32.1	Form 906 Certification	42

Item 14. Principal Accountant Fees and Services
Information required for Item 14 appears in the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on January 19, 2007 and is incorporated herein by reference
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLASSMASTER COMPANY

By	/s/ Raymond M. Trewhella	By	/s/ Nathan G. Leaphart III, CPA

	Raymond M. Trewhella, CEO		Nathan G. Leaphart III, CPA, CFO
	(Principal Executive Officer)		(Principal Financial Officer)
(Principal Accounting Officer)

Date	November 29, 2006	Date	November 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities, and on the dates indicated.

By	/s/ Stephen W. Trewhella	By	/s/ Raymond M. Trewhella

	Stephen W. Trewhella, Director		Raymond M. Trewhella, Director

Date	November 29, 2006	Date	November 29, 2006

By	/s/ Stephen W. Trewhella, Jr.	By	/s/ Melvin L. Chavis

	Stephen W. Trewhella, Jr., Director		Melvin L. Chavis, Director

Date	November 29, 2006	Date	November 29, 2006