Form 10QSB
period 2006-12-03
GLASSMASTER CO
filed 2007-01-18
CIK 109870

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 3, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
GLASSMASTER COMPANY
(Exact name of small business issuer as specified in its charter)

South Carolina	0-2331	57-0283724

(State or other jurisdiction of Incorporation of organization)	(Commission File Number)	(IRS Employer Identification No.)

PO Box 788, Lexington, SC	29071

(Address of principal executive offices)	(Zip Code)
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
YES ☐       NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Shares Outstanding at January 10, 2007

Common Stock, par value $.03	2,234,390

GLASSMASTER COMPANY
FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 3, 2006

		PAGE
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 3, 2006 (Unaudited) and August 31, 2006	3

	Consolidated Statements of Operations for the quarters ended December 3, 2006 and December 4, 2005 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity for the quarters ended December 3, 2006 and December 4, 2005 (Unaudited)	5

	Consolidated Statements of Cash Flows for the quarters ended December 3, 2006 and December 4, 2005 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	14

Part II.	OTHER INFORMATION

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES

CERTIFICATIONS

EXHIBITS

	Exhibit 31.1 - Section 302 Certification of the Principal Executive Officer

	Exhibit 31.2 - Section 302 Certification of the Principal Financial Officer

	Exhibit 32.1 - Section 906 Certifications

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Glassmaster Company Inc., and Subsidiaries
Consolidated Balance Sheets

	December 3, 2006	August 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$220,923	$248,708
Certificates of deposit	51,297	50,769
Accounts receivable, trade (net of reserve)	2,623,201	2,410,526
Inventories (net of reserve)	3,970,258	3,846,592
Prepaid expenses & other current assets	258,889	95,718
Deferred income taxes, current	148,846	78,846

Total Current Assets	7,273,414	6,731,159

Property, plant, and equipment, net	2,888,112	2,959,847
Deferred tax assets, non-current	1,822,232	1,806,232
Accounts receivable, non-current (net of reserve)	23,905	64,695
Other assets	73,500	40,000

Total Assets	$12,081,163	$11,601,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving lines of credit	$2,827,073	$2,743,572
Notes and convertible debentures payable, current	4,752,676	4,560,495
Accounts payable	3,475,811	3,148,991
Accrued expenses	208,411	198,010

Total Current Liabilities	11,263,971	10,651,068

Other Liabilities
Notes and convertible debentures payable, long term	888,684	899,684

Total Liabilities	12,152,655	11,550,752

Stockholders’ Equity
Capital stock, 5,000,000 shares authorized $0.03 Par, 2,234,390 shares issued and outstanding at December 3, 2006 and August 31, 2006, respectively	67,032	67,032
Paid-in capital	1,941,229	1,941,229
Donated capital	124,210	124,210
Retained deficit	(2,203,963)	(2,081,290)

Total Stockholders’ Equity	(71,492)	51,181

Total Liabilities and Stockholders’ Equity	$12,081,163	$11,601,933

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company Inc., and Subsidiaries
Consolidated Statements of Operations (unaudited)

	For the quarters ended,
	December 3, 2006	December 4, 2005
Sales	$4,512,783	$5,304,022
Cost of sales	3,859,716	4,585,440

Gross profit	653,067	718,582

Operating expenses
Marketing and selling	199,655	205,919
General and administrative	430,411	426,571

Total operating expenses	630,066	632,490

Income from operations	23,001	86,092

Interest expense	231,674	184,978

Loss before taxes	(208,673)	(98,886)

Income tax benefit	86,000	—

Net loss	$(122,673)	$(98,886)

Net loss per common share (Basic and Diluted)	$(0.05)	$(0.05)

Weighted average shares outstanding	2,234,390	2,192,390

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company Inc., and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
For the Quarters Ended December 3, 2006 and December 4, 2005

						Total
	Capital Stock		Paid-in	Donated	Retained	stockholders’
	Shares	Amount	capital	capital	deficit	equity
BALANCE, SEPTEMBER 1, 2005	2,192,390	$65,772	$1,899,989	$124,210	$(1,356,408)	$733,563
Net loss	—	—	—	—	(98,886)	(98,886)

BALANCE, DECEMBER 4, 2005	2,192,390	65,772	1,899,989	124,210	(1,455,294)	634,677

BALANCE, SEPTEMBER 1, 2006	2,234,390	$67,032	$1,941,229	$124,210	$(2,081,290)	$51,181
Net loss	—	—	—	—	(122,673)	(122,673)

BALANCE, DECEMBER 3, 2006	2,234,390	$67,032	$1,941,229	$124,210	$(2,203,963)	$(71,492)

See notes to consolidated financial statements (unaudited) which are an integral part of this statement.

Glassmaster Company Inc., and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the quarters ended
	December 3, 2006	December 4, 2005
Cash flows from operating activities:
Net loss	$(122,673)	$(98,886)
Adjustments to reconcile net income (loss) to net cash used by operations
Depreciation and amortization	115,435	117,887
Bad debt expense	6,860	4,138
Deferred income taxes	(86,000)	—
Changes in operating assets and liabilities:
Accounts Receivable	(178,745)	(188,202)
Inventories	(123,666)	(491,096)
Prepaid expenses & other assets	(163,699)	(106,095)
Accounts payable	326,820	551,822
Accrued expenses	10,401	(7,704)

Net cash used by operating activities	(215,267)	(218,136)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(43,700)	(128,453)

Net cash used by investing activities	(43,700)	(128,453)

Cash flows from financing activities
Cash payments for deferred charges	(33,500)	(28,757)
Proceeds from issuance of short-term debt	200,000	19,852
Principal payments on short-term debt	(7,819)	—
Principal payments on long-term debt	(11,000)	(28,611)
Net borrowings on lines of credit	83,501	236,312

Net cash provided from financing activities	231,182	198,796

Net decrease in cash and cash equivalents	(27,785)	(147,793)

Cash and cash equivalents at beginning of period	248,708	278,026

Cash and cash equivalents at end of period	$220,923	$130,233

Supplemental cash flow information
Cash paid for interest	$179,529	$218,978
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
The consolidated financial statements for the quarters ended December 3, 2006 and December 4, 2005 and for the year ended August 31, 2006 include the accounts of Glassmaster and its wholly owned subsidiaries Controls and Marine. All material intercompany transactions have been eliminated. Operating results for the quarter ended December 3, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ended August 31, 2007. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2006.
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 – UNCERTAINTIES
The Company incurred recurring losses from operations during the fiscal years ended August 31, 1999 through August 31, 2004, and in the fiscal year ended August 31, 2006, which raises substantial doubt about the Company’s ability to continue as a going concern. Management has implemented cost reduction programs and is seeking to refinance the debt of the Company in order to provide and best use working capital. Management continues in its efforts to raise additional equity capital through outside sources and has also considered the possible sale of assets or product lines as well as pursuing affiliations with other companies to sustain operations until current sales levels of existing products and planned sales of new products, along with expected improved profit margins through cost reductions, can move the Company toward sustainable future profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to generate sufficient capital to execute this plan.
Glassmaster’s line of credit and mortgage loan are due on January 31, 2007. As of the date of this filing, no commitment has been extended past that date.
NOTE 3 – REVENUE RECOGNITION
The Company recognizes revenue from product sales upon shipment to its customers.
NOTE 4 – ACCOUNTS RECEIVABLE
The Company continually reviews accounts for collectability and establishes an allowance for losses on trade receivables. Accounts receivables have been reduced by an allowance for doubtful accounts in the amount of $236,730 and $229,470 as of December 3, 2006 and August 31, 2006, respectively. The amount of the allowance related to receivables classified as long term on those dates was $215,954 and $174,354, respectively.

NOTE 5 – INVENTORIES
Inventories as reported on the balance sheets are classified below:

	December 3, 2006	August 31, 2006
Materials	$2,129,341	$2,409,327
Work in process	460,563	420,640
Finished products	1,496,354	1,126,625
Reserve for excess and obsolete inventories	(116,000)	(110,000)

	$3,970,258	$3,846,592

NOTE 6 – NOTES AND MORTGAGE PAYABLE
Substantially all property, plant and equipment are pledged as collateral for borrowings. In addition, inventories and customer receivables are pledged as collateral to provide the company and its subsidiary with revolving lines of credit for working capital requirements. The amount available for borrowings under these lines of credit varies with fluctuations in the amount of inventories on hand and customer receivables outstanding with maximum available credit lines of $2,500,000 for the Company and $1,150,000 for Controls. The line of credit for the Company requires monthly interest payments at prime (8.25% at December 3, 2006) plus 3.0%. The line of credit for Controls requires monthly interest payments at prime plus 0.5%. The balances as of December 3, 2006 were $2,118,585 and $708,488, respectively. As of December 3, 2006, there was $0 and $315,094 available to borrow for the Company and Controls, respectively.
During the first quarter, the Company’s primary lender agreed to extend its Real Estate and Equipment Term Note to January 31, 2007. This information was disclosed on the Company’s 2006 Annual Report filed on Form 10-KSB. The total amount outstanding and due under this note as of December 3, 2006 was $3,774,608.
Glassmaster Controls Company, Inc. has real estate and equipment loans with its primary lender. The real estate loan was for $500,000 at an interest rate equal to 250 basis points over the one month LIBOR (5.24% for December 3, 2006) and a maturity date of March 9, 2010. The equipment loan was for $250,000 at an interest rate equal to the prime rate plus 0.5% and has a maturity date of February 28, 2009. Controls also obtained a short-term loan on November 15, 2006 that carries and interest rate of 9.25% and has a maturity date of March 31, 2007. The total balance outstanding under these loans is $750,389.
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

	Quarter ended December 3, 2006
				Corporate
		Industrial	Controls &	Overhead &
	Marine	Products	Electronics	Other	Consolidated
Sales	$77,457	$2,764,516	$1,670,810	$—	$4,512,783
Cost of sales	93,323	2,300,343	1,466,050	—	3,859,716

Gross profit	(15,866)	464,173	204,760	—	653,067
Marketing and selling	22,028	141,194	36,433	—	199,655
General and administrative	35,366	123,222	109,228	162,595	430,411

Total operating expenses	57,394	264,416	145,661	162,595	630,066
Income (loss) from operations	(73,260)	199,757	59,099	(162,595)	23,001

Interest expense	—	—	—	231,674	231,674
Provision for income taxes	—	—	—	86,000	86,000

Net income (loss)	$(73,260)	$199,757	$59,099	$(308,269)	$(122,673)

Total assets	$1,606,593	$4,247,136	$4,265,039	$1,962,395	$12,081,163

Gross profit %	-20.5%	16.8%	12.3%		14.5%

	Quarter ended December 4, 2005
				Corporate
		Industrial	Controls &	Overhead &
	Marine	Products	Electronics	Other	Consolidated
Sales	$52,247	$3,636,375	$1,615,400	$—	$5,304,022
Cost of sales	65,002	3,130,483	1,389,955	—	4,585,440

Gross profit	(12,755)	505,892	225,445	—	718,582
Marketing and selling	5,000	150,723	50,196	—	205,919
General and administrative	7,412	85,311	95,083	238,765	426,571

Total operating expenses	12,412	236,034	145,279	238,765	632,490
Income (loss) from operations	(25,167)	269,858	80,166	(238,765)	86,092

Interest expense	—	—	—	184,978	184,978
Provision for income taxes	—	—	—	—	—

Net income (loss)	$(25,167)	$269,858	$80,166	$(423,743)	$(98,886)

Total assets	$886,057	$5,347,395	$4,122,651	$1,454,106	$11,810,209

Gross profit %	-24.4%	13.9%	14.0%		13.5%

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
Item 2. Management’s Discussion and Analysis or Plan of Operation
Executive Summary
We recognized a loss of $122,673 or $0.05 per share in the quarter ended December 3, 2006, compared with $98,886 or $0.05 per share in the quarter ended December 4, 2005. The loss during the quarter ended December 3, 2006 is due to lower sales in the Industrial Products segment leading to a consolidated decrease of $791,239 in sales from the first quarter of the prior year. The sales decrease is due to working capital constraints that have limited our ability to purchase raw materials to serve our customers.
Our loss before income taxes increased $109,787 from the prior year. Of the factors that lead to the increased losses, the primary factors are lower sales that have lead to a lower gross profit, and higher interest costs due to higher balances on our debt and increases in interest rates. Our sales decreased $791,239 from the first quarter of the prior year due to working capital constraints. We have maintained a strong backlog of orders and have been seeking new financing to cure the working capital constraints. We intend to close on new financing during the Company’s fiscal second quarter. While sales have been low during the first quarter, our margin has remained consistent at 14% over the first quarters of the current and prior fiscal years.
We recorded a deferred tax provision during the first quarter of the fiscal year to account for the beneficial impact of net operating losses on our federal and state income taxes. This provision of $86,000 is expected to be recovered as we return to profitability over future years.
Results of Operations
General. We recognized a loss of $122,673 or $0.05 per share in the quarter ended December 3, 2006, compared with $98,886 or $0.05 per share in the quarter ended December 4, 2005. The loss during the quarter ended December 3, 2006 is due to lower sales in the Industrial Products segment leading to a consolidated decrease of $791,239 in sales from the first quarter of the prior year. The sales decrease is due to working capital constraints that have limited our ability to purchase raw materials to serve our customers. Margins remained consistent at 14% over the two periods.
Sales. Sales decreased $791,239 to $4,512,783 during the quarter ended December 3, 2006, compared to $5,304,022. The decrease in sales is a direct result of working capital constraints that have lead to lower sales in our Industrial Products segment. Sales decreased $871,859 in the Industrial Products segment when comparing the first quarter of the current and prior fiscal years. Sales in the Marine segment were higher than in the prior year, but were still seasonably low at $77,457. Sales in the Marine industry are very seasonal and we expect sales to increase in the second half of the second quarter and third quarter of the Company’s fiscal year. The Controls & Electronics segment has increased sales of $55,410.
Cost of sales. Gross margin remained consistent during the first quarters of the current and prior fiscal years at 14%. The gross margin in the current year was impacted negatively by low sales in the Marine and Industrial Products segments. Sales in the Marine segment had not reached the necessary scale to cover fixed expenses such as those related to depreciation, property taxes, and insurance costs. Margins in the Industrial Products segment increased nearly 3% due to success in locating low-cost raw materials as well as better utilization of returnable spools. Labor as a percentage of sales has also decreased as we have focused on decreasing the amount of overtime paid.
General, selling, and administrative. Selling and marketing expenses as a percentage of sales increased to 4.4% from 3.9%. The decrease in sales outpaced decreases in selling and marketing expenses. General and administrative expenses slightly increased in dollars and increased 1.5% as a percentage of sales. As working capital is returned and sales increase, the percentage of sales figure for general and administrative expenses should decrease from the prior year.
Interest expense. Interest expense increased from $184,978 to $231,674, a 25% increase. Most of the increase is due to the increase in the rate that the Company pays on its debt. While our refinance will help to decrease interest costs in the future, we expect our interest costs to remain in this range as there are no projected decreases in the prime rate and total interest bearing debt is likely to rise in the short-term.

Marine Segment
The table below provides an overview of the results of operations for the Marine segment:

	For the quarters ended
	December 3, 2006	December 4, 2005	change
Sales	$77,457	$52,247	$25,210
Cost of sales	93,323	65,002	28,321

Gross profit	(15,866)	(12,755)	(3,111)
Marketing and selling	22,028	5,000	17,028
General and administrative	35,366	7,412	27,954

Total operating expenses	57,394	12,412	44,982

Loss from operations	$(73,260)	$(25,167)	$(48,093)

As a percentage of sales
Sales	100.00%	100.00%	0.00%
Cost of sales	120.48%	124.41%	-3.93%

Gross profit	-20.48%	-24.41%	3.93%
Marketing and selling	28.44%	9.57%	18.87%
General and administrative	45.66%	14.19%	31.47%

Total operating expenses	74.10%	23.76%	50.34%

Income from operations	-94.58%	-48.17%	-46.41%

Losses from operations increased from $25,167 to $73,260 when comparing the first quarters of the fiscal years ended August 31, 2006 and 2005. The loss in the first quarter of each year is due to low sales that accompany the launch of the new line of business. The sales have not reached sufficient scale to cover fixed costs such as depreciation, insurance, and property taxes that are charged to cost of sales. Further, marketing, selling, general and administrative costs have increased as we prepare for increases in sales that are expected to begin in the second quarter of the current fiscal year. The marine industry is seasonably slow during the latter part of the calendar year and begins to increase during the first part of the calendar year. We expect to see increases in sales as our product appears in several boat shows during the second quarter of the fiscal year.

Industrial Products Segment
The table below provides an overview of the results of operations for the Industrial Products segment:

	For the quarters ended
	December 3, 2006	December 4, 2005	change
Sales	$2,764,516	$3,636,375	$(871,859)
Cost of sales	2,300,343	3,130,483	(830,140)

Gross profit	464,173	505,892	(41,719)
Marketing and selling	141,194	150,723	(9,529)
General and administrative	123,222	85,311	37,911

Total operating expenses	264,416	236,034	28,382

Income from operations	$199,757	$269,858	$(70,101)

As a percentage of sales
Sales	100.00%	100.00%	0.00%
Cost of sales	83.21%	86.09%	-2.88%

Gross profit	16.79%	13.91%	2.88%
Marketing and selling	5.11%	4.14%	0.96%
General and administrative	4.46%	2.35%	2.11%

Total operating expenses	9.56%	6.49%	3.07%

Income from operations	7.23%	7.42%	-0.20%

Sales decreased $871,859 during the first quarter when compared to the first quarter of the prior year within the Industrial Products segment. This decrease was caused principally by a lack of working capital that inhibited the segment’s ability to purchase raw materials with which they could serve customer demand. The backlog within the segment has remained strong. In fact, the segment received orders from customers of $4,285,003 during the first quarter of the current fiscal year, compared to orders of $3,234,269 during the first quarter of the prior fiscal year. The segment’s margin increased from the prior fiscal year due to improved material costs and efforts to decrease overtime within the segment. Another primary factor in the increased margin was increased pricing passed on during the fourth quarter of the prior fiscal year as we sought to keep pace with increases in the cost of raw materials. Raw material as a percentage of sales decreased over 200 basis points. This decrease, coupled with a decrease of nearly 100 basis points in direct labor as a percentage of sales, lead to the nearly 300 basis point increase in gross profit. General and administrative costs increased due, in large part, to increases in the costs of employee health insurance. The segment recognized an increase of over $36,000 in employee health insurance, which makes up the largest portion of the total increase. The segment will feel the largest impact from the completion of any refinance as it has been the hardest hit by working capital constraints.

Controls and Electronics Segment
The table below provides an overview of the results of operations for the Controls and Electronics segment:

	For the quarters ended
	December 3, 2006	December 4, 2005	change
Sales	$1,670,810	$1,615,400	$55,410
Cost of sales	1,466,050	1,389,955	76,095

Gross profit	204,760	225,445	(20,685)
Marketing and selling	36,433	50,196	(13,763)
General and administrative	109,228	95,083	14,145

Total operating expenses	145,661	145,279	382

Income from operations	$59,099	$80,166	$(21,067)

As a percentage of sales
Sales	100.00%	100.00%	0.00%
Cost of sales	87.74%	86.04%	1.70%

Gross profit	12.26%	13.96%	-1.70%
Marketing and selling	2.18%	3.11%	-0.93%
General and administrative	6.54%	5.89%	0.65%

Total operating expenses	8.72%	8.99%	-0.28%

Income from operations	3.54%	4.96%	-1.43%

Income from operations for the Controls and Electronics segment decreased from $80,166 to $59,099 when comparing the first quarters of the prior fiscal year and the current fiscal year. The decrease was due to a decrease of 170 basis points in the segments gross profit. Sales have increased by $55,410 when comparing the first quarter of the current year to the first quarter of the prior year, but sales have been outpaced by increased costs.
Liquidity and Capital Resources
Cash used by operating activities was $215,267 during the first quarter of the current fiscal year compared with $218,136 during the first quarter of the prior fiscal year. Increases in the balance of operating assets outpaced the increase in accounts payable as we relied primarily on financing activities to provide the company with cash to meet working capital needs.
Cash used for investing activities was $43,700 this year versus $128,453 last year. Investing activities consisted of purchases of fixed assets.
Cash provided by financing activities was $231,182 in the current year’s first quarter compared to $198,796 in the prior fiscal year’s first quarter. During the current year, cash provided by financing activities consisted mostly of a short-term loan from a bank to fund purchases of raw materials for the Industrial Products segment.
The Company funds its operations and long term capital requirements primarily through financing agreements with its primary banking institutions. These agreements currently provide for revolving working capital lines of credit and long term equipment and real estate financing for the company’s industrial products segment in South Carolina and its controls and electronics segment in Michigan (through its wholly owned subsidiary, Glassmaster Controls Company, Inc.). We are currently seeking to refinance the loans for the Company and anticipate that this will take place during the second quarter, although as of the date of this filing, no commitment has been received..

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
Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of December 3, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.
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

There were no reports filed on Form 8-K during the quarter ended December 3, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLASSMASTER COMPANY LEXINGTON, SC
Date: January 18, 2007	/s/ Raymond M. Trewhella
Raymond M. Trewhella
(CEO and Chairman of the Board, Principal Executive Officer)

Date: January 18, 2007	/s/ Nathan G. Leaphart III, CPA
Nathan G. Leaphart III, CPA
(Corporate Controller & Chief Financial Officer, Principal Financial Officer)